Form 10-Q
period 2008-06-30
AVT, Inc.
filed 2008-08-21
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

AVT, INC.

Nevada	000-53372	11-3828743
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
341 Bonnie Circle, Suite 102
Corona, CA 92880
(Address of principal executive offices)

(951) 737-1057
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2008, there were 16,796,526 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

AVT, Inc.

Page

Consolidated Balance Sheet at June 30, 2008 (Unaudited) and December 31, 2007.......................................................................................................................................
F-1

Condensed and Unaudited Statements of Operations for the three months ended June 30, 2008 and 2007…………………………………………………………………….....................................................................................................................................................................
F-2

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the three months ended June 30, 2008 …………………………………………………….....................................................................................................................................................................................................
F-3

Condensed and Unaudited Statements of Cash Flows for the three months ended June 30, 2007 ………………………………………………………………………….....................................................................................................................................................................
F-4

Notes to Financial Statements ………………………………………………………….......................................................................................................................................	F-5

AVT, INC.
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$31,725	$145,012
Accounts receivable	655,348	376,597
Inventory	528,039	1,252,812
Prepaid expenses	77,767	85,849
Total current assets	1,292,879	1,860,270

Property and equipment, net of accumulated depreciation	1,145,874	1,032,499

Other assets	13,134,506	11,705,041

TOTAL ASSETS	$15,573,259	$14,597,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$59,352	$46,504
Accrued liabilities	29,598	29,720
Total current liabilities	88,950	76,224

Long-term Liabilities:
Notes payable	2,787,285	1,471,580

TOTAL LIABILITIES	2,876,235	1,547,804

STOCKHOLDERS' DEFICIT (Note 6)
Common stock, 100,000,000 shares authorized, $.001 par value
16,796,526 shares issued and outstanding	232,924	41,366
Convertible Preferred Stock, 10,000,000 shares authorized, $.001 par value
3,000,000 shares designated as Series "A" Convertible Preferred Stock
2,033,333 Series A Convertible Preferred shares issued and outstanding	2,200
Dividends Paid	(158,740)
Notes issued that can be converted to common stock	1,779
Additional paid in capital	16,643,162	26,170,341
Retained deficit	(3,932,145)	(13,401,997)
Net income	(92,156)	240,296
TOTAL STOCKHOLDERS' DEFICIT	12,697,024	13,050,006

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,573,259	$14,597,810

See notes to the financial statements

F-1

AVT, INC.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

		Three Months ended
		June 30,
		2008	2007

Revenues:
Sales	$	$ 863,380	$718,796
Total revenues		$ 863,380	718,796

Expenses:
Cost of Goods Sold (Note 1)		$ 256,220	$283,819
General and administrative (Note 1)		$ 520,263	$411,220
Total operating expenses		$ 776,483	$695,039

Operating Income		86,897	23,757

Provision for Income Taxes (Note 5)		$ 35,902	$17,609

Other income & expenses
Garnishments & Reimbursements		$ (1,153)	$338
Interest expense		0	10,607
Loss on disposal of assets		0
		34,749	28,554

NET LOSS		$52,148	$(4,797)

Basic loss per common share		$0.00	$(0.00)
Diluted loss per common share		$0.00	$(0.00)

Weighted average common shares outstanding - Basic		16,796,526	36,007,817
Weighted average common shares outstanding - Diluted		21,546,526	83,507,817

See notes to the financial statements
F-2

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

							Additional						Total
		Preferred Stock			Common Stock		Paid In	Retained		Stock		Contract	Stockholders'
		Shares		Amount	Shares	Amount	Capital	Deficit		for Asset		Equity	Deficit

Balance at December 31, 2004	*		$		$5,003,178	$500	$6,606,803	$(5,373,022)	$		$		$1,234,281

Common shares issued as payment
for Notes 1 thru 4.	*				19,830,575	1,983	3,795,736	—					3,797,719

Net loss for the year ended December 31,2005					—	—		(1,807,705)					(1,807,705)

Balance at December 31, 2005	*				24,833,753	2,483	10,402,539	(7,180,727)					3,224,297

Common shares issued as payment
for Notes a thru k.					3,957,967	26,309	6,107,838			5,000,000		625,000	11,759,147

Net loss for the year ended December 31, 2006								(6,221,268)					(6,221,268)

Balance at December 31, 2006	*		$		$28,791,720	$28,792	$16,510,377	$(13,401,995)		$5,000,000		$625,000	$8,762,176

Common shares issued					10,010,252	10,010	2,972,464						2,982,474

Preferred shares issued		1,200,000		1,200									1,200

Notes issued that can be converted					1,364,120	1,364							1,364

Net income for the year ended December 31, 2007								240,296					240,296

Balance at December 31, 2007	*	1,200,000		$1,200	$40,166,092	$40,166	$19,482,841	$(13,161,699)		$5,000,000		$625,000	$11,987,508

Common shares issued					1,105,000	1,105	(9,910,129)	9,229,553					(679,471)

Preferred shares issued

Dividends Paid								(84,012)					(84,012)

Notes issued that can be converted					140,000	140							140

Net income for the period ended March 31, 2008								(144,303)					(144,303)

Balance at March 31, 2008 (Unaudited)	*	1,200,000		$1,200	$41,411,092	$41,411	$9,572,712	$(4,160,461)		$5,000,000		$625,000	$11,079,862

Common shares issued					1,598,814	1,598							1,598

Preferred shares converted		(166,667)

Preferred shares issued		1,000,000		1,000			1,636,869	228,316					1,866,185

Dividends Paid								(158,740)					(158,740)

Notes issued that can be converted					275,000	275							275

Net income for the period ended June 30, 2008								(92,156)					(92,156)

Balance at June 30, 2008 (Unaudited)	*	2,033,333		$2,200	$43,284,906	$43,284	$11,209,581	$(4,183,041)		$5,000,000		$625,000	$12,697,024

See notes to the financial statements
F-3

AVT, INC.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,148	$(4,796)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(278,703)	(128,708)
Inventory	(216,529)	(18,178)
Deposits	0	0
Accounts payable and accrued expenses	(3,762)	144,388

NET CASH PROVIDED BY OPERATING ACTIVITIES	(446,846)	(7,294)

CASH FLOWS FROM INVESTING ACTIVITIES	(1,198,760)	(318,744)

NET CASH USED IN FINANCING ACTIVITIES	1,630,955	371,775

NET CHANGE IN CASH	(14,651)	45,737

CASH BALANCES
Beginning of period	46,375	100,447
End of period	$31,724	$146,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Debt converted to common stock	$-	$-
Inventory acquired for debt	$-	$-

See notes to the financial statements
F-4

AVT, INC.
Notes to Financial Statements

NOTE 1.                      SUMMARY OF ACCOUNTING POLICIES

a.           Organization

The Company was originally organized under the laws of the State of Delaware on February 26, 1969, as Infodex, Inc. At that time, the Company was engaged in the development, manufacturing and selling of various electronic devices, especially in the preparation various types of oscilloscopes known as “CRT” display modules.  In March 2005, the Company was renamed to Midwest Venture Group, Inc. and In September 2005, the Company again changed its name to Automated Vending Technologies, Inc. to better reflect the Company’s current operations as a vending machine manufacturer and vending route operator.  On January 2, 2008, the Company changed its state of domicile to Nevada, changed its name to AVT, Inc. and completed a 1 for 3 reverse split of its common stock.

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has not paid significant dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

b.  Accounting Method

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (“GAAP”). The company has elected a December 31, year-end.

c.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

d.  Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

e.  Fixed Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may be recoverable. The Company estimates the future cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the varying value of a long- lived asset may be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its varying amount. If assets are considered to be impaired the impairment to be recognized is measured by the amount by which the varying amount exceeds the fair value of assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in additional future impairment of long-lived assets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

f.  Inventories

Inventories are stated at the lower cost or market with cost determined using the first-in, first-out method. Inventories consist of primarily of the food products that are sold in the vending machines.  The current value of machine inventory has been adjusted to reflect market value.

g.  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the term of the lease of the related assets, whichever is shorter. Estimated useful lives generally range from 5 to 7 years.

Maintenance and repairs are charged to expense as incurred.  Renewals and improvements of a major nature are capitalized. At the time of the retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are reflected in income.

The Company purchased the controlling interest of a corporation now called, Automated Vending Technologies, Inc., a Delaware corporation, on October 5th, 2005. The purpose of the transaction was to provide a vehicle for the Company to become a publicly traded company through a reverse merger.

All fixed and other assets were appraised and marked to their market value by March 31, 2007 since the titles to these assets were acquired from a nonaffiliated predecessor Corporation AVT-NEV. The changes are reflected in the Balance Sheet and on Changes in Shareholder Equity Sheet. An appropriate depreciation schedule is in effect and the amount will be shown in the second quarter.

h.  Revenue Recognition

The Company recognizes income and expenses as incurred and uses the accrual method of accounting to prepare and present financial statements which conform to generally accepted accounting principles (“GAAP”).

i. Expenses

The Company expenses the cost of advertising as incurred.  Costs incurred for research and development activities are expensed as incurred.

j.  Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

k.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”.  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

l.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes  APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers.  Accordingly, the Company has adopted SFAS No. 123 (R) effective January 1, 2006. The Company has determined that the provisions of SFAS No. 123 (R) did not have any significant impact on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principals.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operations.  The Company has not recorded any Compensations expense, as there have been no options issues to employees as of June 30, 2008.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception and these loses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or develop additional business segments whose profits are sufficient to offset ongoing losses from the Company’s operations.  The Company’s success is dependent upon numerous items, among which are the Company’s successful growth of revenues from its products and services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations.  No assurance can be given that the Company can achieve or maintain profitable operations.

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include additional equity financing or debt offerings. The Company currently has a line of credit for $1,000,000 dollars SWI Trading, Inc.

NOTE 3.       COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees:

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship, agreements with financial institutions in connections with certain of the Company’s notes payable, and agreements with leasing of office space for certain actions arising during the Company tenancy.  The duration of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

Leases:

The Company has various operating lease commitments in connection with its office space and certain equipment.

Legal:

The Company may be involved from time to time in claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation or disputes which management believes could have a material adverse effect on its financial position or results of operations.

Income Taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition in the Company’s financial statements of the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Measurement of the deferred items is based on currently enacted tax laws.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $.001 par value:  100,000,000 shares authorized: 16,796,526 shares issued and outstanding as of June 30, 2008.

Preferred Stock, $.001 par value: 10,000,000 shares authorized.  3,000,000 shares designated as Series A Convertible Preferred.  2,033,333 shares of Series A Convertible Preferred stock issued and outstanding as of June 30, 2008.

Common Stock

As at December 31, 2005, the Company had 24,833,753, shares of its common stock issued and outstanding.

As at December 31, 2006, the Company had 28,791,720 shares of its common stock issued and outstanding.

On or about January 17, 2008, the Company completed a 1 for 3 reverse split of its common stock.  All fractional shares were rounded up.

For the quarter ended March 31, 2008, the Company issued 1,105,000 shares of its common stock.

For the quarter ended June 30, 2008, the Company issued 1,598,814 shares of its common stock.

Preferred Stock

As at December 31, 2007, the Company had 1,200,000 shares of its Series C Convertible Preferred stock, $.001 par value, issued and outstanding.

For the quarter ended March 31, 2008, the Company cancelled all issued and outstanding shares of its Series C Convertible Preferred stock and issued 1,200,000 shares of Series A Convertible Preferred stock, $.001 par value.  As at March 31, 2007, the Company had 1,200,000 shares of its Series A Convertible Preferred stock issued and outstanding.

For the quarter ended June 30, 2008, 166,667 shares of our issued and outstanding Series A Convertible Preferred stock were converted into 1,000,000 shares of our common stock.  The Company issued 1,000,000 shares of our Series A Convertible Preferred stock as payment for the purchase of certain assets and liabilities of AC Mexican Food, Inc., a California corporation.

As at June 30, 2008, the Company had 2,033,333 shares of its Series A Convertible Preferred stock issued and outstanding.

NOTE 5.                   INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Three Months Ended	Year Ended
	June 30, 2008	December 31, 2007

U.S. statutory federal rate, graduated……………………………….......................	39.%	39.0%
State income tax rate, net of federal……………………………………..................	0%	0%
Net operating loss (NOL) for which
no tax benefit is currently available……………......................................................	0	0
	39.0%	39.0%

The Company had a net gain of $52,148 for the three months ended June 30, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ORPLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company

AVT, Inc., is a public company having a primary focus on the manufacture of vending and product dispensing systems which utilize an innovative approach of development, integration of technology and advertising media.  Our products define the cutting edge of the vending industry and position us as an industry innovator.  We are also a vending operator having approximately 1,000 vending systems throughout the Los Angeles, Orange and Riverside, California counties.  It is our vending operation experience over the past years that adds to the distinctive advantage and overall success as a manufacture and leader of technology based vending products. Our executive offices, engineering and manufacturing facility and warehouse are located at 341 Bonnie Circle, Suite 102, Corona, CA 92880.  Our telephone number is (951) 737-1057.

We were originally incorporated under the laws of the State of Delaware on February 25, 1969 as Infodex, Incorporated.  In January 2008, we changed our name to AVT, Inc. and changed domiciles to the State of Nevada.  Our fiscal year end is December 31st.

The Business

AVT, Inc. is an innovative vending operator and manufacturer of technology based vending solutions and equipment.  We currently employ a workforce of approximately 35 people and services approximately 300 commercial and government vending accounts in Southern California.  We use our exclusive technologies to drive our vending innovations which are in various stages of development.  AVT’s technology staff ranges from electrical and mechanical engineers to software programmers and IT specialists thereby enabling us to design and control all of our unique products while keeping the “edge” on all of our developed products

Our business currently focuses on the following:

•
Manufacturing of the RAM 4000 vending machine, a refrigerated beverage/snack combination vending machine containing more sophisticated technology then our competitors and offered at competitive pricing.

•
Manufacturing of the RAM 5000 vending machine, a high capacity non-refrigerated snack/chip/pastry combination vending machine containing more sophisticated technology then our competitors and offered at competitive pricing.

•
Manufacturing an attractive, built-in, secure access vending cabinet for hotels that do not have on-site food service. Our AEM™ cabinet incorporates patent pending touch-screen to vend or TSV™ which replaces both stand-alone machines and in-room locked mini-fridges while providing controlled access and a range of direct customer billing options.

•
AVT has developed a variety of ‘high end” PC based product dispensing systems.  These systems are derivatives of the AVT RAM 4000 or 5000 base housing having front panels which are unique or customized to end customer’s needs for digital signage or large color touch screens.  These systems allow a variety of AVT designed technologies to be integrated into the system to meet specific customer needs for a custom dispensing system.  Our current high end product dispensing includes the Ivend, 24Hr. Vend Mart, and Tech-Store. We manufacture Patent-Pending, affordable, wireless VMS™ technology enabling vending machine owners/operators to remotely manage their vending systems and receive real time information via the Internet.  This system also utilizes a cashless payment system enabling patrons to use credit card or membership card for completing vending transactions.

•
We offer advertising via our highly visible, remotely-programmable, AVTI Media™ Network video panels which are integrated into vending machine signage that creates a new opportunity for advertisers to reach consumers in a captive setting.

Our goal is to be the leader in technology based vending and product dispensing solutions that are reflective of today’s “got to have it now” consumers. Serving international vending owners and operators whose desire is to have a better experience with vending equipment. We strive to grow our business by developing superior customer solutions, adapting new technologies, and pursuing appropriate mergers and acquisitions.  Our growth is dependant upon the development of new technology, the incorporation of advertisement on the vending machines, the sales of our RAM 4000 and RAM 5000 systems, the introduction of the next generation Product Dispensing Centers, and the development of   revolutionary vending technologies.

Vending History

Vending machines had been introduced to Americans over 70 years earlier by Thomas Adams, who installed them on New York City's elevated train platforms to sell his Chicklets gum. After World War II the vending industry grew twice as fast as the gross national product, driven by three primary factors: rising labor costs made machines an attractive alternative to human laborers; technological advances in food preservation and dispensing equipment permitted service of hot meals, sandwiches, coffee, and soft drinks; and technological advances were made in money-changing equipment. Vendors targeted "captive" markets in factories, offices, schools, and other institutions--a huge market with plenty of potential for growth and competition. The vending industry had achieved $2.5 billion in annual sales by 1960, and with statistics showing that Americans ate one in four meals away from home, vendors and stockbrokers foresaw a fine future for vending.

Market Information

The vending industry is a $42 billion domestic market as reported by The Vending Times Census of the Industry 2004.  This figure represents the revenues generated by vending owners/operators and excludes office coffee and manual food service.  Manual food service represents an additional $10 billion in annual demand for convenience food.  Vended Food Products, which include refrigerated, frozen, can/bowl pack, and other meal items represents a $3.1 billion segment. While data on vended frozen foods is not stated specifically, industry sources including Vending Times and The Automatic Merchandiser Magazine concur that frozen food is a growth category while fresh foods are declining. Frozen food machines include ice cream machines as well as frozen entree machines that require an adjacent microwave oven to heat the item.

According to the Vending Times, there are an estimated 1.4 million vending locations throughout the United  States situated in manufacturing plants, factories, offices, government buildings, schools, colleges, hospitals and other public locations. These are served by approximately 9,000 vending operators.  In addition, there are approximately 52,000 hotels in the United States and 300,000 worldwide according to the American Hotel & Lodging Association (www.ahma.com). There are approximately 6,000 business-oriented hotels with more than 150 rooms, and approximately 14,000 hotels with 75 to 150 rooms. The growth rate for the overall vending market is 5% annually.

Products and Services

We have a family of products which are geared towards improving the experience of consumers, establishments, and operators in the convenience food, digital signage and product dispensing industry.   Our current line of products and services are described below.

Automated Express Market

We have developed and created our Automated Express Market (AEM™) system which is Controlled Access Cabinet system. These custom built wood and steel based cabinets are PC based and designated for use in specialized locations such as hotels, Inns, c-stores, malls and retail stores that are limited in the ability to effectively sell and market food, convenience items or higher priced items which are subject to pilfering. The cabinets can be merchandised to dispense more than seventy-two selections including snacks, hot meals, ice cream, alcoholic and non-alcoholic beverages as well as personal amenities such as sunscreen, toothpaste, and brushes.  They can also be configured for high ticket items such as cell phones, digital cameras mp3 players personal electronic devise and more. The AEM™ system gives the hotel’s customers the convenience of billing directly to their room through touch screen pin technology so they do not have to carry cash or coin to make purchases. The system automatically posts the charge to the guest’s account by utilizing touch screen vending (TSV™) and multi-payment capabilities. AEM™ cabinets have multiple payment options built in that include touch screen payment technology, credit/debit acceptors and smart card readers.   We are currently exploring opportunities with many limited service hotel chains in the U.S., a market that totals more than 50,000 establishments as well as c-stores and retail stores and shopping malls.

Media Advertising

We have developed AVTi Media™ which allows for an advertising medium to be added to virtually any of AVT designed systems including AEM™ cabinets and all ofour next generation vending machines.  By incorporating AVTI Media, we allow the consumer to view the media, advertising or hotel messaging while they make their selections.  AVTi Media can generate advertising revenue for owners and operators in many settings such as conference rooms, hotel lobbies, airport terminals, restaurants, car rental outlets and surgery center waiting rooms.  By having vending machines in prominent locations within major companies, the vending operator “owns” the valuable space that can be used to generate advertising revenue through the Digital TV Message Board or (DTVMB) technology.  Our Vending Management System software allows for the management of machine inventory, repairs, collections and advertising through remote access. VMS™ enables owner/operators to reduce costs and increase profits by enabling real time access to inventory levels, system status, machine service and daily receivables with little to no machine down time.

Vending Management System™ (VMS)

Our VMS systems allow us to view item information for each machine to help plan for daily replenishment, sales statistics and alerts us of defects to operators as well as defect history for each machine. This technology increases operational efficiency of vending operations and helps to prevent inventory shrinkage and skimming, both major control issues in the vending industry. A key differentiator relative to the offerings of other established players in the vending machine management space is that our VMS solution works via a DSL line cellular modem or Internet Wi-Fi and be substantially less expensive to own and operate than competing systems who do not use the internet for bi-directional transmission of vending system data..

Vend Sensing System (VSS)

We have developed and have a patent pending on our VSS product to provide a surefire solution for detecting all vended items.  The VSS was developed specifically to detect that a vending type of product has dropped from one of the dispensing columns directly above the sensing system and has fallen into the customer delivery bin at the base of the vending system.

The VSS is coupled directly with the vending system control electronics in such that the VSS circuitry is disabled until the vending system control electronics has received payment.  Once payment has been received and the vending system starts the dispensing process, the control electronics enables the VSS circuitry to detect product which has been dispensed and has dropped into the delivery bin below.  During this sensing period, the VSS circuitry is only enabled for the empirical time period it takes to detect any one of the vendible products to fall into the delivery bin.

During the sensing period of time, the VSS circuitry uses an auto-calibrated ultrasonic beam to detect if an object of just about any size, form or shape (designed for detection of any object that can be vended) has fallen into the detectable space of the customer product delivery bin.  If an object (vended product) enters the detectable vending space, the VSS circuitry detects the object and in turn sends a “detected” signal to the Control Electronics.  If the VSS circuitry does not detect an object has entered the customer delivery bin space within the allotted empirical time frame, the VSS circuitry returns a command signal to the control electronics that a “no vend object detected”.  It is the control electronics responsibility to determine the next appropriate action to take.

This invention for product detection provides many distinct and exciting advantages over conventional detection.  First and foremost, the VSS is calibrated to “look” across the entire cross-sectional area of the delivery bin.  This is a primary advantage over the conventional light beam detection method.  The detection system is compatible in cost to that of traditional vending detection systems.  The “self calibration mode allows the system to be able to retrofit into other vending systems with minimal modification needed.

Vending Machine Manufacturing, Sales and Placements

We currently manufacture next generation refrigerated and high capacity snack machines as well as standard and customized product dispensing systems. These machines have been designed to meet or exceed our specific performance specifications and give us the ability to minimize costs traditionally associated with purchasing new equipment.  The manufacturing of our own equipment also allows us to incorporate our technology into the systems during at the time of production reducing the costs associated with retrofitting units. We sell these systems directly to distributors, vending operators and end users located primarily throughout the United States, Canada and Mexico. We believe that we are currently the only manufacturing entity with this capability in the vending industry, giving us a tremendous lead and advantage over our competition.

The major competitive advantages of AVT’s next generation machines is they all have the capability of being configured with an integrated PC.  The integrated PC allows for a variety of additional functions which include but are not limited to, cashless vending, remote sales management and media advertising for creating additional revenue through the sale and display of advertising play loops.  The feature of playing multiple looping advertisements yields the possibility of adding additional stream of revenue which may exceed that of the sales of vended product.  Another significant advantage is the  ability to plug into a standard 120 VAC household power outlet. As an operator, AVT’s experience is that the unit price of a machine and sometimes the required 220VAC circuits for the units represent major constraints to growth of a vending company.  Our next generation machines will cut machine acquisition cost by greater than 50% and eliminate expensive power outlet upgrades for establishments and operators increasing placement and sales opportunities.  Through the design and manufacturing of vending and product dispensing systems using new technologies, we have become a vendor of equipment for the entire gamete of food and high priced consumer electronics and dispensed items. With capabilities to produce machines that are far less expensive, less power demanding and having multi-pay options other than the traditional market standard, we have the opportunity to grow the mainstream as well as specialty segment of vending machine manufacturing and operations to become a major equipment provider to other distributors, all without a heavy capital investment.

Business Strategy

Manufacturing Capabilities

Our goal is to become a full service developer and manufacture of highly integrated vending systems.  Over the past several years, AVT has assembled an integral team of experienced engineers and qualified technicians to develop vending solutions comprised of original and inventive technology and integrating this technology into a line of sophisticated self service products.

Our engineers use creative tools such as “Solid Works” to develop and generate CAD drawings used by our local manufacturing partners as well as our OEM manufacture in China to produce our state of the art vending systems components which are shipped to our 30 thousand square foot facility in Corona, California for integration, assembly, final testing and deployment.  A multitude of electrical and software tools are also used to create AVT’s proprietary control boards, sensors, and firmware used by all AVT branded product.

Fabrication / Assembly

We fabricate the housing for our vending machines utilizing offshore contract manufacturers.  Our final fabrication and assembly is based in Corona, California at our main facility.  Local manufacturing includes approximately 10,000 sq/ft of sheet metal fabrication and 15,000 sq/ft of assembly.  In-house Fabrication Capabilities include; Sheet Metal Forming, Welding, NC Punching, pot Welding, Machining and Fab Win (Fabrication Programming Software).  In-House Assembly Capabilities include; Line Assembly, System Integration, QC Testing, Silk Screening, Operational Testing

Our Current Products

The RAM4000 Vending Machine

Our RAM4000 is a refrigerated vending system..  This is a refrigerated snack/beverage combo machine that uses all of our current technology to vend 4 rows of food, beverage, snack and candy or any combination thereof .  The RAM4000 is ideal for smaller populated vending accounts, OCS locations and the school segment.  The RAM400 uses our optional Multi-Pay system allows the machine to accept Cash, ATM, and Credit Cards.  The system also accepts AVT’s optional AVTi Media product and VSS product drop detection system.

The RAM5000 Vending Machine

Our RAM5000 machine is our answer to the industry’s need for a higher capacity non refrigerated snack machine which utilizes all of our current technology.  The RAM5000 vends 5 rows of non-refrigerated snack and candy or any combination thereof. RAM5000 is ideal for smaller populated vending accounts needing a high capacity vending machine, OCS locations and the school segment. Like the RAM4000, the RAM5000 uses our optional Multi-Pay system allows the machine to accept Cash, ATM, and Credit Cards.  The system also accepts AVT’s optional AVTi Media product and VSS product drop detection system.

Kiosk Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our line of RAM vending systems as well as being sold as self service or control center kiosks systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to be come a part of AVTi Media Network.

AVTi Media

AVTi Media is an advertising medium option available basically all AVT products including our next generation vending RAM 4000/5000 vending systems.  AVTi Media displays media, advertising, or hotel messaging on video screens located on the vending machine or product dispensing systems..  Consumers may view the media while they make their selections at the vending machine.  AVTi Media can generate advertising revenue for owners and operators in many settings. Our target market are surgery centers, health clubs, dentist offices, retail sites, and any organization that has a high-traffic, captive audience that is striving to enhance the experience of their customers.

Competition

There are several vending companies in Southern California and the United States.  These competitors offer machine sales and vending route operations much the same as we do.

Route Competition

Our  route and vending operations serve as our core business structure.  Our route and vending operations utilize approximately 10 service trucks to service approximately 650 placed systems in 250 locations.  Our service operation is based in Corona California and covers the primarily the areas of Riverside, Orange and Los Angeles counties.   We currently compete in these counties with several other competitors.  Although these are our competitors from the sense that they have offer similar route and vending services, they do not manufacture machines as we do.   These competitors are as follows.

•  Take a Break:                                       Primary operations in Corona having about 20 trucks to service their routes.

•  Continental:                             Primarily operations in Orange County having have about 30 to 35 trucksservicing their routes.

•  Complete:                                       Primarily operations in Riverside and San Bernardino Counties havingapproximately about 19 trucks.

Manufacturing Competition

We primarily manufacture two vending systems; a refrigerated low capacity machine, the RAM 4000, and a non-refrigerated high capacity vending machine, the RAM 5000.  Both of these base models systems can house a variety of AVT designed and integrated technology making either the RAM 4000 or RAM 5000 or any one of the several derivative systems unique with the vending industry.  Several of our pending patents may present a potential monopoly within the vending industry thereby forcing other manufacturing competitors to pay us for royalties or licenses fees for use of our patented technologies.

Many of our manufacturing competitors have been in business for many years building base line types of traditional vending systems. We believe that these companies are competitors for our RAM 4000 and RAM 5000 base line systems.  Several of these competitors are described below.

•  Crane:                  Which also owns Dixie Narco, AP (Auto Products) and National Vendors is the largestmanufacture of traditional baseline vending systems.

•  USI:                  A seasoned vending manufacture having many years in the manufacturing of traditionalbaseline vending systems.

•  AMS:                  A large manufacture which designs its own traditional baseline systems and has been nthe vending business for many years.

• Zoom Systems:
A manufacture which does design vending systems which integrate high levels of technology.    Because Zoom Systems integrates high levels of technology into its systems, it would be considered one of AVT’s primary competitors.

Although we have competition with vending routes and vending machine sales, we believe that as a technology based company, we are unique to the vending and kiosk industries in that we have the ability to design, develop then integrate our technology into our premium line of vending systems.  Due to this specialized approach, we believe that other than Zoom Systems,  we currently do not have any significant competition which is capable of integrating current technologies in the form of PC based operation, RF wireless control or similar technologies seamlessly into vending systems or products.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

We currently have four pending patents for our technology.  These pending patents are summarized below.

Multimedia System, Method for Controlling Vending Machines – Serial Number 60-730,368

Conventional control of vending systems is typically done by using a system control board consisting of a PWB (printed circuit board) and a microcontroller supported by a group of discrete electronic components.  These system components are used to control the various system functions of a vending machine i.e. spinning of auger motors, control of bill and coin acceptors, LED display feed back etc.

Our invention of Touch Screen Vending or TSV has redefined the conventional method of vending machine control.  TSV empowers the use of a multimedia PC and a color touch LCD display to virtually control the complete operation of the vending machine.  The PC stores a data base software program of all desired products to vend with an associated color digital image of each item.  A second application program displays the color image of the intended items to vend in the exact format as seen through the glass front of the vending machine.  The PC also controls the collection of currency (i.e. bill acceptor, coin acceptor, credit card reader) in place of the vending machines control board.  I/O (input/output) ports from the PC are used to interface to the vending machine control board and all aspects of operation of the vending machine is under complete control by a multimedia PC coupled with the touch screen LCD.

This invention for the control of vending machines provides many distinct and exciting advantages over conventional control such as the universal language of using a touch display to select desired products to vend in place of an alphanumeric keypad.  The system can generate virtually any type of report to combat money or product shrinkage while providing exact control of inventory.  The LCD provides a means of generating additional revenue through advertising displayed products or other services while the system in idle mode.

Vend Operating System –                                                      Claims to be amended to the Multimedia System, Method forControlling Vending Machines – Serial Number 60-730,368

Our Vend Operating System (Vend OS) is a next generation vending and product dispensing system utilizing a personal computer (PC) to drive the system components and utility software.  The uniqueness in the system lies in that the vending system uses a PC to control the vending system as compared to the prior art in the vending industry which typically uses discrete component controllers for overall system operation and control.

Our Vend OS is broken up into two sections hardware and software. The hardware consists of the following devices: Virtual Sensing System (VSS), a USB Omni-pattern scanner, a USB Magtek Card Reader, a USB Pyramid Bill Acceptor, a MDB Coinco coin machine, a 7 inch LCD screen built-in with the Nano-ITX PC, and a portable mpeg player (allowing static media files to play in a continuous loop).   The software consists of the following applications: Vending Management System (VMS), Touch Screen Vending (TSV) and AVTI Digital Signage Media.

Our Vend OS is extremely flexible in its capabilities because the product is installed in our RAM bases systems without any peripheral devices and a Nano-ITX computer that includes a freeware developed by our engineering department running as a Windows’ service allowing vending by conventional ways. This freeware allows sales data and records to be stored in a secure database and has the capability of manipulating a machine’s state remotely through internet connectivity, memory stick, cell modem or phone line.

With our Vend OS we can:  manipulate product prices; turn the machine off and on, turn the compressor off and an, manipulate the change returned, manipulate the system clock, and read the machine’s state from the MDB interface and motor/auger control.  Our Nano-ITX computer includes an optional 7” touch wide screen LCD, a flash ROM that runs Microsoft Embedded System, a MDB to RS-232 interface board that connects from a VMC board to the PC serial port, motor driver printed circuit board and a PCMCIA modem that allows wireless internet connection as a typical system but control for any variety of input or out put devices are part of the scalable system.

Wireless Management of Remote Vending – Serial Number 60-730,369

Conventional methods for managing the inventory of vending machine product, price selection and for checking the daily sales numbers are typically performed by a route driver who manual checks the vending machine on a frequent basis by driving to the vending machine/s location and performing a variety of manual operations which include interrogation of the vending machine’s control board.

The invention of “Wireless Management of Remote Vending” defined as VMS (Vending Management System) is a method for performing the management on many of the above listed vending machine functions.  Information on vending activity is stored in the vending machine’s electronic control board which is then wirelessly transmitted out through the VMS module to a wireless cell phone network.  The information received on wireless network is downloaded then transmitted over the internet to one central PC server/s located at AVT.  The information stored on AVT’s server/s can be accessed via a secure log-in function (user’s account) to review and manage any specific vending machine in the network (which has been equipped with a VMS module).  The flow of VMS information and data is a bi-directional operation.  Users can also upload data, changes and control function out from their secure account to any of the vending machines in their specific network.

VMS was designed to be a low cost solution with high tech performance.  Vending route operators with as little as one or and many as one hundred (or more) vending systems in the field and equipped with VMS can now remotely and effectively control and managed their vending operations from a single PC located at the home office.  Remote VMS management controls money and product shrinkage, manages inventory by letting the vending operator know exactly what has sold and what needs to be replaced and monitors and transmits systems critical information such as machine temperature, system errors and failure modes and alerting the vending operator instantly for expeditious disposition on any vending system in the field equipped with a VMS telemetry module.

Vend Sensing System –                                           Serial Number 60-853,425

Historically, the vending industry has typically used the conventional method of breaking or impeding a light beam for detecting when a product which has vended (dropped from a column above delivery bin).  In most cases, the light beam consists of an infrared transmitter and infrared detector which are mounted in a direct “line of site” of each other.  When a product has dropped across the light beam, the product will momentarily break the path of the light beam which sends an interruption signal to the vending system’s control board for processing.  Because a focused light beam is inherently narrow, this often causes the light beam to miss narrow items such as a thin candy bar.  Our Vend Sensing System (VSS) has redefined this conventional method for detecting a vended product utilizing ultrasonic sound.

During the sensing period of time, the VSS circuitry uses an auto-calibrated ultrasonic beam to detect if an object of just about any size, form or shape (designed for detection of any object that can be vended) has fallen into the detectable space of the customer product delivery bin.  If a vended product enters the detectable vending space, the VSS circuitry detects the object and in turn sends a “detected” signal to the control electronics. If the VSS circuitry does not detect an object has entered the customer delivery bin space within the allotted empirical time frame, the VSS circuitry returns a command signal to the control electronics that a “no vend object detected.”  It is the control electronics responsibility to determine the next appropriate action to take.

The VSS is coupled directly with the vending system control electronics so that the VSS circuitry is disabled until the vending system control electronics has received payment.  Once payment has been received and the vending system starts the dispensing process, the control electronics enables the VSS circuitry to detect product which has been dispensed and has dropped into the delivery bin below.  During this sensing period, the VSS circuitry is only enabled for the empirical time period it takes to detect any one of the vendible products to fall into the delivery bin.

This invention for product detection provides many distinct and exciting advantages over conventional detection.  First, the VSS is calibrated to “look” across the entire cross-sectional area of the delivery bin.  This is a primary advantage over the conventional narrow light beam detection method.  The detection system is compatible in cost to that of traditional vending detection systems and because it is self calibrating, it can readily retrofited into other vending systems with minimal modifications.

System and Method for Interactive Advertising –                                                                                                Serial Number 60-935,045

Our System and Method for Interactive Advertising is a unique solution for potential clients or users to interact to a specific network of supplied information such as advertising and branding via a secure or unsecured network.  The system is designed to allow for direct customer interaction through existing telephone switch based infrastructure such as pay phones.

The new system essentially takes our base advertising hardware/software products and adapts them for the telephone industry.  This adds a level of customer interaction based upon touch or other interactive means such as a keyboard or a display message.  Customers using the system may be rewarded either with discounts and/or promotional deals depending upon the touched advertisement after responding to simple instructions displayed on the screen.

In addition, the smart technology integrated into each system telephone may also be fitted with the appropriate hardware to make that specific location a “Hot-Spot.”  Each Hot-Spot provides customers with another means  of interacting with the ATV network through free of fee-based connectivity using the customer’s portable device such as a smart phone or laptop computer, or any other portable electronic device capable of linking to the Hot-Spot by means of cable, wireless, or infrared radio frequency.  Each Hot-Spot location allows customers to use wireless internet within the location’s range to aid them in acquiring their discounts and/or rewards more quickly and specific advertisements may be downloaded and displayed on the phone touch screen.  Ideally, customers may form a dependency for the Hot-Spot’s use and become a habitual user of the AVT technology and services.

Effect of existing or probable governmental regulations on the business

The effects of existing or probable government regulations are minimal.

Research and Development

AVT is dedicated to the development of technology enriched vending and product dispensing systems.  Our research and development team is staffed with software, electromechanical and firmware engineers, and information technology specialists with the primary responsibility of developing and integrating new technology into our vending systems.

Our Primary Research and Development Efforts

Our research and development team uses creative tools such as “Solid Works” to develop and generate CAD drawings which are used by our local manufacturing partners and OEM manufacture in China to produce our state of the art vending systems, components and retrofit designs.  These machines are shipped to our facility in Corona, California for integration, assembly, final testing and deployment.

One of our primary R&D concerns is the continuous development of our RAM 4000 and RAM 5000 vending machines.  Our team continuously develops a variety of software application programs, administrative and database programs and embedded firmware for these systems.

Another ongoing R&D effort is the design and enhancement of our AVTi Media products.  The AVTi Media products are integrated into our base systems and also sold to other vending manufactures.  The following is a summary of our current AVTi products:

•  AVTi Media Administer:  This is a program designed to manage and administer all aspects and features of our digital signage program.  The Media Administrator allows a remote operator to create, manage, update and scheduled ads that will play on LCD displays which have been integrated into vending systems.

•  AVTi Media Client: This is a program designed be located on the vending system’s integrated PC and has the priority of playing the ad “play list.”  This client software also uses prescheduled times to monitor the server to “update” the playlist as required.

•  AVTI Media Server:  This is a server based program which coordinates the efforts, changes and directives from the administrator program with the schedule efforts of all the multiple clients located in the field and connected via the internet.

Our Secondary Research and Development Efforts:

Our secondary R&D efforts run concurrently with our primary R&D efforts to support ongoing systems and to develop new products.  These products are summarized as follows:

•  TSV:  Touch Screen Vending is an ongoing software development effort which is our primary flagship software product.  This is a modular program designed to evolve with the changing technologies supporting our vending and dispensing products.

•  IVend:  This is an ongoing development design that features a high-end dispensing center which combines our base RAM 4000 cabinet with a creative front door design which includes interactive touch screens and a variety of other supported hardware.  The IVend also has its own software application program which is designed to provide a high degree of interactive and intuitive application to the user.

•  Tech Store: This system is similar to our IVend system designed for middle priced systems.

•  Vend Mart: This system is similar to our IVend system designed for entry level priced systems.  The Vend Mart also has its own software application program which is design to provide  a high degree of interactive and intuitive application to a base line vending systems equipped with TSV.

In additional, we have a variety of ongoing hardware and software R&D projects which are at various stages of development.  The following is a brief list of some of our non-confidential R&D efforts:

MDB – PC Software Interface                                                                VMSII – Hardware/Server/Software Project
DEX to PC software Interface                                                                VMS – Drop Sensing efforts
MDB to USB Hardware Device                                                             AEM Cabinet Design and
DEX to Radio Controller PCB                                                                Multiple All-In-One PC/LCD Displays designs
X – Y Dispensing Center Design                                                          Multiple Custom Dispensing Projects

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Number of total employees and number of full time employees.

We currently have approximately 20 full time employees and 5 part-time employees.  We also utilize the services of independent contractors.

Critical Accounting Policies

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles. The company has elected a December 31 year-end.

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Revenue is recognized at the time of sale.

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Results of Operations

We have historically financed operations through a combination of cash on hand and cash provided from operations.

For the three months ended June 30, 2008, we had revenues of $863,380 and total cost of goods and operating expenses of $776,483 for net income of $86,897.   This compares to June 30, 2007, where we had $718,796 in total revenues and $695,039 in operating expenses for a net income of $23,757.

We attribute this increase in net income for the quarter ended June 30, 2008, to increased revenues generated from increased vending machine sales.  However our general and administrative expenses also increased primarily due to increased costs of goods and operating expenses relating to increased vehicle expenses, fuel, rent for our facility, advertising,  payroll expenses and taxes.

We expect to increase sales over the next 12 months due primarily to sale of our RAM4000 vending machine.  Increased sales of the RAM4000 along with increased advertising sales should increase our overall revenues for the next 12 months.

We believe that we sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $31,725 compared to $145,012 at December 31, 2007.  As at August 18, 2008, we had $218,867 cash on hand.

Future Goals

We have entered into manufacturing agreements with offshore 3rd party manufacturers to produce the housing for our RAM 5000 and RAM4000 vending machines and we have put up a line of credit to pay for the machines.  Our goal is to manufacture and sale as many machines as possible in the next 12 months starting with U.S. sales.

The RAM5000 is a non-refrigerated unit and market studies and research along with multiple distributor feedback indicates a much stronger demand for the RAM5000. We initially received the initial prototypes, made the necessary modifications and ordered 20 pre-production units.  The Pre-production units have been received and we are currently refining the units  to be incorporated into our first order of 200 production units.  We expect to receive approximately 50 production units in August, 2008.

We are also completing software advertising program and hardware network called “ATVi Media.” We believe that this program has the potential to provide the largest revenue stream to the company.  Our goal is to promote advertising sales with our existing vending routes which we operate and as add-ons to the vending machines we sale to independent operators.  AVT will sell advertising which will run on systems within the AVTi Media network.  Both AVT systems and non-AVT vending systems equipped with AVT based PCs running the advertising software will be capable of being part of the national (and so international) AVTi Media Network.

In addition, within the next 12 months, we would like to become a fully reporting company and have our common stock trading on the OTC Bulletin Board.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not utilize sensitive instruments subject market risk in our operations.  In the event that we borrow money for our operations, our principal exposure to financial market risks is the impact that interest rate changes could have on our loans.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our President and acting Chief Financial Officer. Based upon that evaluation, our President has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description

3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008)

3.2	Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.3	Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.4	Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.5	Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.6	Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.7
Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.8	Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.9	Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.10	Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.11
Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

3.12	Amended and Restated Bylaws dated March 12, 2008 (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.1	Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.2
Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.3
Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.4
Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.5	Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.6	Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.7	Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.8	Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.9	Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.10	Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Signatures	Title	Date

/s/ Natalie Russell	President and acting Chief Financial Officer, Director	August 19, 2008
Natalie Russell