Form 10-Q
period 2008-09-30
AVT, Inc.
filed 2008-11-19
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2008, there were 18,375,067 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

AVT, INC.

Page

Condensed and Unaudited Balance Sheet for Sept 30, 2008 and Audited for period ending December 31, 2007	F-2

Condensed and Unaudited Statements of Operations for the three months ended Sept 30, 2008 and for the period ending Sept 30, 2007	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the period ended September 30, 2008	F-4

Condensed and Unaudited Statements of Cash Flows for the three months ended Sept 30, 2008 and for the period ending Sept 30, 2007	F-5

Notes to Financial Statements	F-6

F-1

AVT, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2008
UNAUDITED

	For the	For The
ASSETS	Quarter Ended	Year Ended
	September 30, 2008	December 30, 2007
Current assets:
Cash	$216,276	$145,012
Accounts receivable	742,692	376,597
Inventory	508,078	1,260,893
Prepaid expenses	77,767	77,767
Total current assets	1,544,813	1,860,269

Property and equipment, net of accumulated depreciation.	2,039,523	1,032,499

Other assets	12,462,703	11,705,042

TOTAL ASSETS	$16,047,039	$14,597,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$101,798	$76,224
Total current liabilities	101,798	76,224

Long-term Liabilities:
Notes payable	2,752,085	1,471,580

TOTAL LIABILITIES	2,853,883	1,547,804

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized, $.001 par value,
18,375,067 shares issued and outstanding	43,465	40,166
Preferred Stock, 3,000,000 authorized, $.001 par value
1,200,000 shares of Series A Convertible Preferred Stock issued and outstanding	2,200	1,200
Notes issued that can be converted to common stock	2,444
Dividends Paid	(326,743)
Additional paid in capital	17,371,609	26,170,341
Retained deficit	(3,932,145)	(13,401,997)
Net Income (Loss)	32,325	240,296
TOTAL STOCKHOLDERS' DEFICIT	13,193,155	13,050,006

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,047,039	$14,597,810

See notes to the financial statements

F-2

AVT, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

		For The	For The
		three months ended	Year Ended
		September 30, 2008	December 31, 2007

Revenues:
Sales		$872,687	$559,657
Total revenues		872,687	559,657

Expenses:
Cost of Goods Sold		270,213	116,464
General and administrative		474,310	325,087
Total operating expenses		744,523	441,551

Operating Income (Loss)		128,164	118,106

Provision for Income Taxes		71,841	19,714

Other income & expenses
Garnishments		6,487	(1,607)
Interest expense		0	0
Loss on disposal of assets		0	0
		6,487	(1,607)

NET INCOME (LOSS)		$62,810	$96,785

Basic loss per common share		$0.00	$0.00
Diluted loss per common share		$0.00	$0.00

Weighted average common shares outstanding - Basic		18,375,067	37,549,473
Weighted average common shares outstanding - Diluted		65,875,067	85,049,473

See notes to the financial statements
	F-3

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

													Total
		Preferred Stock			Common Stock		Additional	Retained		Stock		Contract	Stockholders'
		Shares		Amount	Shares	Amount	Paid In Capital	Deficit		for Asset		Equity	Deficit

Balance at December 31, 2004	*		$		$1,667,726	$500	$6,606,803	$(5,373,022)	$		$		$1,234,281

Common shares issued upon conversion of notes	*				6,610,192	1,983	3,795,736	—					3,797,719

Net loss for the year ended December 31,2005					—	—		(1,807,705)					(1,807,705)

Balance at December 31, 2005	*				8,277,918	2,483	10,402,539	(7,180,727)					3,224,297

Common shares issued upon conversion of notes					1,319,322	26,309	6,107,838	(7,054,502)		5,000,000		625,000	4,704,645

Net loss for the year ended December 31, 2006								833,234					833,234

Balance at December 31, 2006	*		$		$9,597,240	$28,792	$16,510,377	$(13,401,995)		$5,000,000		$625,000	$8,762,176

Common shares issued					3,291,191	9,873	4,034,964						4,044,853

Preferred shares issued		1,200,000		1,200									1,200

Common shares issued upon conversion of notes					454,707	1,364							1,364

Net income for the year ended December 31, 2007								240,296					240,296

Balance at December 31, 2007	*	1,200,000		$1,200	$13,343,138	$40,029	$20,545,341	$(13,161,699)		$5,000,000		$625,000	$13,049,889

Common shares issued	*				1,807,908	120	(2,814,097)						(2,815,195)

Preferred shares issued													0

Dividends Paid								(84,012)					(84,012)

Common shares issued upon conversion of notes	*				46,667	140							140

Net income for the period ended March 31, 2008								(126,638)					(126,638)

Balance at March 31, 2008	*	1,200,000		$1,200	$15,197,713	$40,289	$17,731,244	$(13,372,349)		$5,000,000		$625,000	$10,024,184

Common shares issued	*				1,423,414	1,423	(6,519,645)	9,440,204					2,922,139

Preferred shares converted		(166,667)											0

Perferred shares issues		1,000,000		1,000									1,000

Dividends Paid								(158,740)					(158,740)

Common shares issued upon conversion of notes	*				175,400	175							175

Net income for the period ended June 30, 2008								(92,156)					(92,156)

Balance at June 30, 2008	*	2,033,333		$2,200	$16,796,527	$41,887	$11,211,599	$(4,183,041)		$5,000,000		$625,000	$12,696,602

Common shares issued	*				712,329	712	537,496	251,895					790,104

Preferred shares converted													0

Preferred shares issued													0

Dividends Paid								(326,743)					(326,743)

Common shares issued upon conversion of notes	*				866,212	866							866

Net income for the period ended Sept 30, 2008								32,326					32,326

Balance at September 30, 2008	*	2,033,333		$2,200	$18,375,067	$43,465	$11,749,095	$(4,225,563)		$5,000,000		$625,000	$13,193,155

* Shares restated to reflect 3 for 1 common stock split

See notes to the financial statements
F-4

AVT, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

		For The	For The
		Three months ended	Three months ended
		September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$62,810	$46,971
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable		(87,344)	(29,041)
Inventory		19,960	(299,354)
Deposits		0	0
Accounts payable and accrued expenses		(2,767)	(37,547)

NET CASH PROVIDED BY OPERATING ACTIVITIES		(7,341)	(318,971)

CASH FLOWS FROM INVESTING ACTIVITIES		(221,845)	(291,530)

NET CASH USED IN FINANCING ACTIVITIES		413,113	595,087

NET CHANGE IN CASH		183,928	(17,414)

CASH BALANCES
Beginning of period		32,348	51,557
End of period		$216,276	$34,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest		$-	$-
Income taxes		$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Debt converted to common stock		$-	$-
Inventory acquired for debt		$-	$-

See notes to the financial statements
	F-5

AVT, INC.
Notes to Financial Statements

NOTE 1.                      SUMMARY OF ACCOUNTING POLICIES

a.           Organization

The Company was originally organized under the laws of the State of Delaware on February 26, 1969, as Infodex, Inc. At that time, the Company was engaged in the development, manufacturing and selling of various electronic devices, especially in the preparation various types of oscilloscopes known as “CRT” display modules.  In March 2005, the Company was renamed to Midwest Venture Group, Inc. and In September 2005, the Company again changed its name to Automated Vending Technologies, Inc. to better reflect the Company’s current operations as a vending machine manufacturer and vending route operator.  In January, 2008, the Company changed its state of domicile to Nevada, changed its name to AVT, Inc. and completed a 1 for 3 reverse split of its common stock.

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

e.  Fixed Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may be recoverable. The Company estimates the future cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long- lived asset may be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in additional future impairment of long-lived assets.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

f.  Other Assets

Contract Equity

Pursuant to contracts with Coca-Cola Company and Pepsi-Cola North America, we utilize approximately 141 vending machines in our operations.  We are not required to pay lease or rent payments for the use of the vending machines.  We have valued the use of these machines at an average value of $4,500 per machine.  The vending machines are owned by Coca-Cola Company and Pepsi-Cola North America.

Vending Route Purchases

Our existing vending routes were originally purchased by SWI Trading, Inc. from Let Me Know, LCC, dba Champion Vending Service.  We acquired the vending routes from SWI Trading, Inc. via a Transfer Agreement effective December 31, 2006.  As compensation for the routes, we issued SWI Trading, Inc. 1,000,000 restricted shares of our common stock.  We have valued the vending routes based upon the approximate annual revenues generated from the vending route operations.  Our largest vending route is with the County of Orange, State of California.  Our current contract expires in April, 2009.  There is no assurance that we will be able to extend our contract with the County.  In the event we are unable to extend our County contract, we will no other option but to remove our vending machines from the County locations and attempt to either relocate the vending machines to new or existing route or attempt to sell the vending machines to third parties at substantially discounted prices.

Restaurant Asset Purchase

In April 2008, we purchased the assets of AC Mexican Food, Inc. dba Jalapenos Mexican Food, for a purchase price of 1,000,000 restricted shares of our Series A Convertible Preferred stock.  The asset was valued at the value of fixtures in the restaurant.

Technology Research and Development  and Intellectual Property

Our technology and intellectual property assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include AVT developed proprietary software, product dispensing systems and multiple designed or developed products which are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.  These technology and Intellectual Property assets have been developed by the Company and valued at labor costs and wholesale value of the asset.

Inventory

The year ended December 31, 2007 referenced a change in inventory which contributed $946,901 to positive operating cash flows. The revenues reported for the three months ended March 31, 2008 were $394,365. On January 01, 2008 notes payable from SWI matured and became payable. In the three months ended March 31, 2008, a reclassification to Inventory was made. SWI notes were offset by inventory contributed to SWI. Pursuant to FSAB Technical Bulletiin No. 88-2, Definition of a Right of Offset, Inventories are stated at fair market value.

g.  Inventories

Inventories are stated at the lower cost or market with cost determined using the first-in, first-out method. Inventories consist of primarily of the food products that are sold in the vending machines.  The current value of machine inventory has been adjusted to reflect market value.

h.  Property and Equipment

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

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operations.  The Company has not recorded any Compensations expense, as there have been no options issues to employees as of September 30, 2008.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include additional equity financing or debt offerings. The Company currently has a line of credit for $1,000,000 dollars with SWI Trading, Inc.

NOTE 3.       COMMITMENTS AND CONTINGENCIES

a.  Indemnities and Guarantees:

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

b.  Leases:

The Company has various operating lease commitments in connection with its office space and certain equipment.

c.  Legal:

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $.001 par value:  100,000,000 shares authorized: 18,375,067 shares issued and outstanding.

Preferred Stock, $.001 par value: 10,000,000 shares authorized.  3,000,000 shares designated as Series A Convertible Preferred.  2,033,333 shares of Series A Convertible Preferred stock issued and outstanding.

Common Stock

As at December 31, 2005, the Company had 24,833,753, shares of its common stock issued and outstanding.

As at December 31, 2006, the Company had 28,791,720 shares of its common stock issued and outstanding.

As at December 31, 2007, the Company had 40,029,413 shares of its common stock issued and outstanding.

On or about January, 2008, a majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to reverse split the Company’s common stock on a 1 for 3 basis.  All fractional shares were rounded up.  Shares issued prior to January, 2008, have been retroactively restated to reflect the impact of the stock split.

For the quarter ended March 31, 2008, the Company issued 1,105,000 shares of its common stock.

For the quarter ended June 30, 2008, the Company issued 1,598,814 shares of its common stock.

For the quarter ended September 30, 2008, the Company issued 1,578,541 shares of its common stock.

Preferred Stock

As at December 31, 2007, the Company had 1,200,000 shares of its Series C Convertible Preferred stock, $.001 par value, issued and outstanding.

For the quarter ended March 31, 2008, the Company cancelled all issued and outstanding shares of its Series C Convertible Preferred stock and issued 1,200,000 shares of Series A Convertible Preferred stock, $.001 par value.  As at March 31, 2008, the Company had 1,200,000 shares of its Series A Convertible Preferred stock issued and outstanding.

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

As at September 30, 2008, the Company had 2,033,333 shares of its Series A Convertible Preferred stock issued and outstanding.

NOTE 5.                   INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	For The
	Three Months Ended	Year Ended
	June 30, 2008	December 31, 2007

U.S. statutory federal rate, graduated………………………………..	39.%	39.0%
State income tax rate, net of federal…………………………………….	0%	0%
Net operating loss (NOL) for which	0	0
no tax benefit is currently available……………............................	0	0
	39.0%	39.0%

The Company had a net gain of $62,810 for the three months ended September 30, 2008.

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

The Company

AVT, Inc., is a public company.  Our common stock is quoted on the Pink Sheets in the over-the-counter market.  Our primary focus is on the manufacture of vending and product dispensing systems which utilize an innovative approach of development, integration of technology and advertising media.  Our products define the cutting edge of the vending industry and position us as an industry innovator.  We are also a vending operator having approximately 1,000 vending systems throughout the Los Angeles, Orange and Riverside, California counties.  It is our vending operation experience over the past years that adds to the distinctive advantage and overall success as a manufacture and leader of technology based vending products. Our executive offices, engineering and manufacturing facility and warehouse are located at 341 Bonnie Circle, Suite 102, Corona, CA 92880.  Our telephone number is (951) 737-1057.

We were originally incorporated under the laws of the State of Delaware on February 25, 1969 as Infodex, Incorporated.  In October, 2005, we acquired Automated Vending Technologies, Inc., a Nevada corporation and began focusing our business on vending operations. In December, 2006 we merged our operating wholly owned subsidiary into the parent company and in January of 2008, we changed our state of domicile to the State of Nevada and renamed the company to “AVT, Inc.”  We operate in the State of California as “AVT Vending, Inc.”

We have received a going concern opinion from our auditors.

The Business

AVT, Inc. is an innovative vending operator and manufacturer of technology based vending solutions and equipment.  We currently employ a workforce of approximately 35 people and services approximately 300 commercial and government vending accounts in Southern California.  We use our patent pending  technologies to drive our vending innovations which are in various stages of development.  AVT’s technology staff ranges from electrical and mechanical engineers to software programmers and IT specialists thereby enabling us to design and control all of our unique products while keeping the “edge” on all of our developed products

Our business currently focuses on the following:

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
Serial Number 11-588,422

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

Vend Operating System
Claims to be amended to the Multimedia System, Method forControlling Vending Machines – Serial Number 11-588,420

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
Serial Number 11-976,311

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

For the three months ended September 30, 2008, we had revenues of $872,687 and total cost of goods and operating expenses of $744,523 for net income of $62,810.   This compares to December 31, 2007, where we had $559,657 in total revenues and $441,551 in operating expenses for a net income of $96,785.

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

Liquidity and Capital Resources

At September 30, 2008, we had cash of $216,277 compared to $145,012 at December 31, 2007.  As at August 18, 2008, we had $218,867 cash on hand.  We attribute the increased case for the period ending September 30, 2008, to increase sales.

At September 30, 2008, we had  inventory of $508,078 compared to $1,260,893 at December 31, 2007.  The decrease in inventory is due to increase sales.

Total assets for the Company increase from 14,597,810 at December 31, 2007, to $16,047,040 for the period ending September 30, 2008.  This increase is due primarily to the purchase of the AC Mexican, Inc. restaurant asset.

Total sales for the three months ended September 30, 2008 were $872,687 compared to total sales for the year ended December 31, 2007.  This increase is due to increased vending machine sales.

General and administrative expenses increased for the three months ended September 30, 2008 primarily to the additional expenses associated with operating the AC Mexican, Inc. restaurant and research and development costs.

Future Goals

We have entered into manufacturing agreements with offshore 3rd party manufacturers to produce the housing for our RAM 5000 and RAM4000 vending machines and we have put up a line of credit to pay for the machines.  Our goal is to manufacture and sale as many machines as possible in the next 12 months starting with sales to customers in the United States.

In the next 12 month, we plan on focusing on the manufacturing and sale of the RAM5000 which is a non-refrigerated unit.  Market studies and research, along with multiple distributor feedback, indicates a much stronger demand for the RAM5000. We current have a blanket purchase order with our manufacturer for 2,500 RAM5000 units.  We received the initial prototypes, made the necessary modifications and ordered 24 pre-production units which arrived at our warehouse in July, 2008.  We are in the process of refining the units  to be incorporated into our first order of 260 production units.  We expect to receive approximately 50 production units for the next five months beginning late November, 2008.

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

10.5	Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.6	Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.7	Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.8	Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.9	Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.10	Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

31.1	Certification of Natalie Russell pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of James Winsor pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Signatures	Title	Date

/s/ Natalie Russell	President and acting Chief Financial Officer, Director	November 15, 2008
Natalie Russell