Form 10-Q/A
period 2008-06-30
AVT, Inc.
filed 2009-02-13
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2008, there were 16,797,527 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

AVT, INC.
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2008
UNAUDITED

	June 30, 2008	December 31, 2007
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$31,725	$145,012
Accounts receivable	655,348	376,597
Inventory	528,039	1,252,812
Prepaid expenses	77,767	85,849
Total current assets	1,292,879	1,860,270

Property and equipment, net of accumulated depreciation	1,145,874	1,032,499

Other assets	13,134,506	11,705,041

TOTAL ASSETS	$15,573,259	$14,597,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$59,352	$46,504
Accrued liabilities	29,598	29,720
Total current liabilities	88,950	76,224

Long-term Liabilities:
Notes payable	2,787,285	1,471,580

TOTAL LIABILITIES	2,876,235	1,547,804

STOCKHOLDERS' DEFICIT (Note 6)
Common stock, 100,000,000 shares authorized, $.001 par value
16,797,527 shares issued and outstanding	41,505	41,366
Convertible Preferred Stock, 10,000,000 shares authorized, $.001 par value
3,000,000 shares designated as Series "A" Convertible Preferred Stock
2,033,333 Series A Convertible Preferred shares issued and outstanding	2,200
Dividends Paid	(158,740)
Notes issued that can be converted to common stock	1,779
Additional paid in capital	16,495,220	26,170,341
Retained deficit	(3,737,088)	(13,401,997)
Net income	52,148	240,296
TOTAL STOCKHOLDERS' DEFICIT	12,697,024	13,050,006

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,573,259	$14,597,810

See notes to the financial statements

F-1

AVT, INC.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS
UNAUDITED

			Three Months ended
			June 30,
			2008	2007

Revenues:
Sales		$	$863,380	$718,796
Total revenues			$863,380	718,796

Expenses:
Cost of Goods Sold (Note 1)			$256,220	$283,819
General and administrative (Note 1)			$520,263	$411,220
Total operating expenses			$776,483	$695,039

Operating Income			86,897	23,757

Provision for Income Taxes (Note 5)			$35,902	$17,609

Other income & expenses
Garnishments & Reimbursements			$(1,153)	$338
Interest expense			0	10,607
Loss on disposal of assets			0
			34,749	28,554

NET INCOME (LOSS)			$52,148	$(4,797)

Basic loss per common share			$0.00	$(0.00)
Diluted loss per common share			$0.00	$(0.00)

Weighted average common shares outstanding - Basic			16,796,526	36,007,817
Weighted average common shares outstanding - Diluted			52,760,410	83,507,817

See notes to the financial statements

	F-2

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

													Total
		Preferred Stock			Common Stock		Additional	Retained		Stock		Contract	Stockholders'
		Shares		Amount	Shares	Amount	Paid In Capital	Deficit		for Asset		Equity	Deficit

Balance at December 31, 2004	*		$		$1,667,726	$500	$6,606,803	$(5,373,022)	$		$		$1,234,281

Common shares issued upon conversion of notes	*				6,610,192	1,983	3,795,736	—					3,797,719
for 1 thru 4

Net loss for the year ended December 31,2005					—	—		(1,807,705)					(1,807,705)

Balance at December 31, 2005	*				8,277,918	2,483	10,402,539	(7,180,727)					3,224,297

Common shares issued as payment					1,319,322	26,309	6,107,838	(7,054,502)		5,000,000		625,000	4,704,645
for Notes a thru k

Net loss for the year ended December 31, 2006								833,234					833,234

Balance at December 31, 2006 (AUDITED)	*		$		$9,597,240	$28,792	$16,510,377	$(13,401,995)		$5,000,000		$625,000	$8,762,176

Common shares issued					3,291,191	10,010	4,034,964						4,044,990

Preferred shares issued		1,200,000		1,200									1,200

Common shares issued upon conversion of notes					454,707	1,364							1,364

Net income for the year ended December 31, 2007								240,296					240,296

Balance at December 31, 2007 (AUDITED)	*	1,200,000		$1,200	$13,343,138	$40,166	$20,545,341	$(13,161,699)		$5,000,000		$625,000	$13,050,026

Common shares issued	*				1,807,908	1,105	(2,814,097)						(2,814,210)

Preferred shares issued													0

Dividends Paid								(84,012)					(84,012)

Common shares issued upon conversion of notes	*				46,667	140							140

Net income for the period ended March 31, 2008								(126,638)					(126,638)

Balance at March 31, 2008 (UNAUDITED)	*	1,200,000		$1,200	$15,197,713	$41,411	$17,731,244	$(13,372,349)		$5,000,000		$625,000	$10,025,186

Common shares issued	*				1,424,414	1,598	(6,861,024)	9,635,261					2,777,155

Preferred shares converted		(166,667)											0

Perferred shares issues		1,000,000		1,000									1,000

Dividends Paid								(158,740)					(158,740)

Common shares issued upon conversion of notes	*				175,400	275							275

Net income for the period ended June 30, 2008								52,148					52,148

Balance at June 30, 2008 (UNAUDITED)	*	2,033,333		$2,200	$16,797,527	$43,284	$10,870,220	$(3,843,680)		$5,000,000		$625,000	$12,697,024

* Shares restated to reflect 1 for 3 common stock split
See notes to the financial statements
F-4

AVT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

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

f.  Other Assets

Contract Equity

Pursuant to contracts with Coca-Cola Company and Pepsi-Cola North America, we utilize approximately 141 vending machines in our operations.  We are not required to pay lease or rent payments for the use of the vending machines.  We have valued the use of these machines at an average value of $4,500 per machine for a total of $746,920, including vending contracts and kiosk cabinets.  The vending machines are owned by Coca-Cola Company and Pepsi-Cola North America.

Vending Route Purchases

Our existing vending routes were originally purchased by SWI Trading, Inc. from Let Me Know, LCC, dba Champion Vending Service.  We acquired the vending routes from SWI Trading, Inc. via a Transfer Agreement effective December 31, 2006.  As compensation for the routes, we issued SWI Trading, Inc. 1,000,000 restricted shares of our common stock.  We have valued the vending routes at $1,645,000, based upon the approximate annual revenues generated from the vending route operations.  Our largest vending route is with the County of Orange, State of California.  Our current contract expires in April, 2009.  There is no assurance that we will be able to extend our contract with the County.  In the event we are unable to extend our County contract, we will no other option but to remove our vending machines from the County locations and attempt to either relocate the vending machines to new or existing route or attempt to sell the vending machines to third parties at substantially discounted prices.

Technology Research and Development  and Intellectual Property

Our technology and intellectual property assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include technology and development valued at $15,051, fabrication and design valued at $691,746, engineering research and development valued at $2,466,364, research and design expenditures valued at $989,348 and copyright and patents valued at $5,580,075.  Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

Inventory

The year ended December 31, 2007 referenced a change in inventory which contributed $946,901 to positive operating cash flows. The revenues reported for the three months ended March 31, 2008 were $394,365. On January 1, 2008 notes payable from SWI matured and became payable. In the three months ended March 31, 2008, a reclassification to Inventory was made. SWI notes were offset by inventory contributed to SWI. Pursuant to FSAB Technical Bulletin No. 88-2, Definition of a Right of Offset, Inventories are stated at fair market value.

Restaurant Purchase

In April 2008, we purchased AC Mexican Food, Inc. dba Jalapenos Mexican Food, for a purchase price of 1,000,000 restricted shares of our Series A Convertible Preferred stock.  The asset was valued at $1,000,000 pursuant to the value of fixtures in the restaurant.

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

i.  Revenue Recognition

The Company recognizes income and expenses as incurred and uses the accrual method of accounting to prepare and present financial statements which conform to generally accepted accounting principles (“GAAP”).

j. Expenses

The Company expenses the cost of advertising as incurred.  Costs incurred for research and development activities are expensed as incurred.

k.  Earnings per share

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

l.  Income Taxes

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

m.  Recent Accounting Pronouncements

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

m.  Investing and Financing Activities

The Company received $1,445,450 in additional paid and capital and $234,765, through the sale of convertible notes. Financing expenditures include payments relating to principal and interest payments on outstanding notes, equipment lease payments and dividend payments.  The Company had $1,198,760 in net investing activities relating primarily to expenditures for restaurant asset purchase, design, fabrication and research and development.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $.001 par value:  100,000,000 shares authorized: 16,797,527 shares issued and outstanding as of June 30, 2008.

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

As at December 31, 2005, the Company had 8,277,918, shares of its common stock issued and outstanding.

As at December 31, 2006, the Company had 9,597,240 shares of its common stock issued and outstanding.

As at December 31, 2007, the Company had 13,343,138 shares of its common stock issued and outstanding.

For the quarter ended March 31, 2008, the Company issued 1,807,908 shares of its common stock.

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

Vending Management System™ (VMS)

Our VMS systems allow us to view item information for each machine to help plan for daily replenishment, sales statistics and alerts us of defects to operators as well as defect history for each machine. This technology increases operational efficiency of vending operations and helps to prevent inventory shrinkage and skimming, both major control issues in the vending industry. A key differentiator relative to the offerings of other established players in the vending machine management space is that our VMS solution works via a DSL line cellular modem or Internet Wi-Fi and be substantially less expensive to own and operate than competing systems who do not use the internet for bi-directional transmission of vending system data.

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
(Filed:  October 27, 2006)

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
(Filed:  October 27, 2006)

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
(Filed:  October 27, 2005)

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
(Filed:  October 23, 2007)

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
(Filed:  July 24, 2007)

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

We currently have approximately 20 full time employees and 5 part-time employees.  We allow utilize the services of independent contractors.

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

10.5	Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.6	Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.7	Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.8	Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.9	Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

10.10	Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc. (Attached as an exhibit to our Form 10-SB filed with the Commission on August 14, 2008).

31.1	Certification of Natalie Russell, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of James Winsor, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Natalie Russell and James Winsor pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Signatures	Title	Date

/s/ Natalie Russell	Secretary and Chief Financial Officer, Director	February 4, 2009
Natalie Russell