Form 10-Q/A
period 2008-09-30
AVT, Inc.
filed 2009-02-13
CIK 1431888

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

PART I

ITEM 1. FINANCIAL STATEMENTS

AVT, INC.

Page

Condensed and Unaudited Balance Sheet for Sept 30, 2008 and Audited for period ending December 31, 2007	F-2

Consensed and Unaudited Statements of Operations for the three months ended Sept 30, 2008 and for the period ending Sept 30, 2007	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the period ended September 30, 2008	F-4

Condensed and Unaudited Statements of Cash Flows for the three months ended Sept 30, 2008 and for the period ending Sept 30, 2007	F-5

Notes to Financial Statements	F-6

F-1

CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2008
UNAUDITED

	For the	For The
ASSETS	Quarter Ended	Year Ended
	September 30, 2008	December 31, 2007
Current assets:
Cash	$216,276	$145,012
Accounts receivable	742,692	376,597
Inventory	508,078	1,260,893
Prepaid expenses	77,767	77,767
Total current assets	1,544,813	1,860,269

Property and equipment, net of accumulated depreciation.	2,039,523	1,032,499

Other assets	12,352,141	11,705,042

TOTAL ASSETS	$15,936,477	$14,597,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$101,798	$76,224
Total current liabilities	101,798	76,224

Long-term Liabilities:
Notes payable	2,752,085	1,471,580

TOTAL LIABILITIES	2,853,883	1,547,804

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized, $.001 par value,
18,376,067 shares issued and outstanding	41,021	40,166
Preferred Stock, 3,000,000 authorized, $.001 par value
2,033,333 shares of Series A Convertible Preferred Stock issued and outstanding	2,200	1,200
Notes issued that can be converted to common stock	2,444
Dividends Paid	(326,743)
Additional paid in capital	17,145,741	26,170,341
Retained deficit	(3,844,880)	(13,401,997)
Net Income (Loss)	62,810	240,296
TOTAL STOCKHOLDERS' DEFICIT	13,082,593	13,050,006

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,936,477	$14,597,810

See notes to the financial statements

F-2

AVT, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

		Three Months Ended
		September 30,
		2008	2007

Revenues:
Sales		$872,687	$559,658
Total revenues		872,687	559,658

Expenses:
Cost of Goods Sold		270,213	153,525
General and administrative		474,310	355,472
Total operating expenses		744,523	508,997

Operating Income (Loss)		128,164	50,661

Provision for Income Taxes		71,841

Other income & expenses
Garnishments		6,487	(107)
Interest expense		0	(3,583)
Loss on disposal of assets		0	0
		6,487	(3,690)

NET INCOME (LOSS)		$62,810	$46,971

Basic loss per common share		$0.00	$0.00
Diluted loss per common share		$0.00	$0.00

Weighted average common shares outstanding - Basic		18,375,067	37,549,473
Weighted average common shares outstanding - Diluted		39,359,687	85,049,473

See notes to the financial statements
	F-3

AVT, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

													Total
		Preferred Stock			Common Stock		Additional	Retained		Stock		Contract	Stockholders'
		Shares		Amount	Shares	Amount	Paid In Capital	Deficit		for Asset		Equity	Deficit

Balance at December 31, 2004	*		$		$1,667,726	$500	$6,606,803	$(5,373,022)	$		$		$1,234,281

Common shares issued upon conversion of notes	*				6,610,192	1,983	3,795,736	—					3,797,719
for 1 thru 4

Net loss for the year ended December 31,2005					—	—		(1,807,705)					(1,807,705)

Balance at December 31, 2005	*				8,277,918	2,483	10,402,539	(7,180,727)					3,224,297

Common shares issued as payment					1,319,322	26,309	6,107,838	(7,054,502)		5,000,000		625,000	4,704,645
for Notes a thru k

Net loss for the year ended December 31, 2006								833,234					833,234

Balance at December 31, 2006 (AUDITED)	*		$		$9,597,240	$28,792	$16,510,377	$(13,401,995)		$5,000,000		$625,000	$8,762,176

Common shares issued					3,291,191	10,010	4,034,964						4,044,990

Preferred shares issued		1,200,000		1,200									1,200

Common shares issued upon conversion of notes					454,707	1,364							1,364

Net income for the year ended December 31, 2007								240,296					240,296

Balance at December 31, 2007 (AUDITED)	*	1,200,000		$1,200	$13,343,138	$40,166	$20,545,341	$(13,161,699)		$5,000,000		$625,000	$13,050,026

Common shares issued	*				1,807,908	1,105	(2,814,097)						(2,814,330)

Preferred shares issued													0

Dividends Paid								(84,012)					(84,012)

Common shares issued upon conversion of notes	*				46,667	140							140

Net income for the period ended March 31, 2008								(126,638)					(126,638)

Balance at March 31, 2008 (UNAUDITED)	*	1,200,000		$1,200	$15,197,713	$41,411	$17,731,244	$(13,372,349)		$5,000,000		$625,000	$10,025,186

Common shares issued	*				1,424,414	1,598	(6,861,024)	9,635,261					2,777,155

Preferred shares converted		(166,667)											0

Perferred shares issues		1,000,000		1,000									1,000

Dividends Paid								(158,740)					(158,740)

Common shares issued upon conversion of notes	*				175,400	275							275

Net income for the period ended June 30, 2008								52,148					52,148

Balance at June 30, 2008 (UNAUDITED)	*	2,033,333		$2,200	$16,797,527	$43,284	$10,870,220	$(3,843,680)		$5,000,000		$625,000	$12,697,024

Common shares issued	*				712,329	712	650,521						649,033

Preferred shares converted													0

Preferred shares issued													0

Dividends Paid								(326,743)					(326,743)

Common shares issued upon conversion of notes	*				866,212	469							469

Net income for the period ended Sept 30, 2008								62,810					62,810

Balance at September 30, 2008 (UNAUDITED)	*	2,033,333		$2,200	$18,376,067	$44,465	$11,520,741	$(4,108,813)		$5,000,000		$625,000	$13,082,593

* Shares restated to reflect 1 for 3 common stock split

See notes to the financial statements
F-4

AVT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

		Three Months Ended
		September 30,
		2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$62,810	$46,971
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable		(87,344)	(29,041)
Inventory		19,960	(299,354)
Deposits		0	0
Accounts payable and accrued expenses		(2,767)	(37,547)

NET CASH PROVIDED BY OPERATING ACTIVITIES		(7,341)	(318,971)

CASH FLOWS FROM INVESTING ACTIVITIES		(221,845)	(291,530)

NET CASH USED IN FINANCING ACTIVITIES		413,113	595,087

NET CHANGE IN CASH		183,928	(17,414)

CASH BALANCES
Beginning of period		32,348	51,557
End of period		$216,276	$34,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest		$-	$-
Income taxes		$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Debt converted to common stock		$-	$-
Inventory acquired for debt		$-	$-

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

f.  Other Assets

Contract Equity

Pursuant to contracts with Coca-Cola Company and Pepsi-Cola North America, we utilize approximately 141 vending machines in our operations.  We are not required to pay lease or rent payments for the use of the vending machines.  We have valued the use of these machines at an average value of $4,500 per machine for a total of $625,000, including our vending contracts.  The vending machines are owned by Coca-Cola Company and Pepsi-Cola North America.

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

Technology Research and Development  and Intellectual Property

Our technology and intellectual property assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include technology and development valued at $22,668, engineering research and development valued at $2,566,124, research and design expenditures valued at $1,020,890, and copyright and patents valued at $5,583,019.  Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

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

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operations.  The Company has not recorded any Compensations expense, as there have been no options issued to employees as of September 30, 2008.

m.  Investing and Financing Activities

The Company received $509,289 in additional paid and capital and $475,215 through the sale of convertible notes. Financing expenditures include payments relating to principal and interest payments on outstanding notes, equipment lease payments and dividend payments.  The Company had $221,845 in net investing activities relating primarily to expenditures for design, fabrication, and research and development.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $.001 par value:  100,000,000 shares authorized: 18,376,067 shares issued and outstanding.

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

Kiosk Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our line of RAM vending systems as well as being sold as self service or control center kiosks systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to become a part of AVTi Media Network.

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

For the three months ended September 30, 2008, we had revenues of $872,687 and total cost of goods and operating expenses of $744,523 for net income of $128,164.   This compares to September 30, 2007, where we had $559,658 in total revenues and $508,997 in operating expenses for a net income of $50,661.

We attribute this increase in net income for the quarter ended September 30, 2008, to increased revenues generated from increased vending machine sales.  However our general and administrative expenses also increased primarily due to increased costs of goods and operating expenses relating to increased vehicle expenses, fuel, rent for our facility, advertising,  payroll expenses and taxes.

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

At September 30, 2008, we had inventory of $508,078 compared to $1,260,893 at December 31, 2007.  The decrease in inventory is due to increased sales.

Total assets for the Company increased from 14,597,810 at December 31, 2007, to $15,936,477 for the period ending September 30, 2008.  This increase is due primarily to the purchase of the AC Mexican, Inc. restaurant.

Total sales for the three months ended September 30, 2008 were $872,687 compared to total sales of 559,658 for the year ended December 31, 2007.  This increase is due to increased vending machine sales.

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Acting President, Secretary, Chief Financial Officer, Director	February 4, 2009