Form 10-K
period 2008-12-31
AVT, Inc.
filed 2009-05-13
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-53372

AVT, INC.
(Name of small business issuer as specified in its charter)

Nevada	11-3828743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
341 Bonnie Circle, Suite 102 Corona, CA 92880 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                           (951) 737-1057
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                common stock, $.001 par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No[X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Note – Checking in the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act form their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $16,157,962.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliate may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 14, 2009 , there were 22,140,973 shares of our common stock were issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to securities holders for fiscal year ended December 24, 1980).

PART I

Item 1.   Business

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

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

The Business

AVT, Inc. is an innovative vending operator and manufacturer of technology based vending solutions and equipment.  We currently employ a workforce of approximately 25 people and services approximately 300 commercial and government vending accounts in Southern California.  We use our patent pending  technologies to drive our vending innovations which are in various stages of development.  AVT’s technology staff ranges from electrical and mechanical engineers to software programmers and IT specialists thereby enabling us to design and control all of our unique products while keeping the “edge” on all of our developed products

Our business currently focuses on the following:

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

Item 1A.  Risk Factors

Item 1a.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

We have a limited operating history and may not succeed.

We have a limited operating history and may not succeed.  Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them.  Our primary business purpose is vending operations and manufacturing.  We expect that unanticipated expenses, problems, and technical difficulties will occur and that they may result in material delays in the operation of our business.  We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

Our common stock is a “Penny Stock” which trades on the Pink Sheets on the over-the-counter market, as a result, there are additional risks associated with stock and you may be unable to liquidate your investment in our stock quickly.

Our common stock is considered a “Penny Stock” which trades on the Pink Sheets on the over-the-counter market.  As a result, there are additional risks associated with our common stock and you may be unable to liquidate your investment in our common stock quickly.

Our common stock is subject to the “Penny Stock” rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•           that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

 •           obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•           sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We require substantial capital requirements to finance our operations.  Our inability to obtain financing will adversely impact our business.

We will require additional capital for future operations.  We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

▪	cash provided by operating activities;
▪	available cash and cash investments; and
▪	capital raised through debt and equity offerings.

The uncertainties and risks associated with future performance and revenues will ultimately determine our liquidity and our ability to meet anticipated capital requirements.  If declining prices cause our anticipated revenues to decrease, we may be limited in our ability to replace our inventory.  As a result, our production and revenues would decrease over time and may not be sufficient to satisfy our projected capital expenditures.  We may not be able to obtain additional financing in such a circumstance.

Our stock price has been extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.

The stock price of our stock as has been extremely volatile and an active public market for our common stock may not develop or be sustained.   Further, the market price of our common stock may decline below the price you paid for your shares.

Among the factors that could affect our stock price are:

▪	industry trends and the business success of our vendors;
▪	actual or anticipated fluctuations in our quarterly financial and operating results, including our comparable store sales;
▪	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
▪	strategic moves by our competitors, such as product announcements or acquisitions;
▪	regulatory developments;
▪	litigation;
▪	general market conditions;
▪	other domestic and international macroeconomic factors unrelated to our performance; and
▪	additions or departures of key personnel.

We have substantial indebtedness.

As of December 31, 2007, we had outstanding indebtedness of $1,547,804 which includes $1,471,580 convertible notes which require us to make quarterly cash interest payments.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

-
our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development,  acquisitions and other general corporate purposes may be materially  limited or impaired,

-	a substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and

-
our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic      conditions.

The vending industry is a competitive industry and we may not be able to compete with our competitors.

The vending industry is highly competitive. We compete in both the vending manufacturing and vending operations segment of the industry with companies that offer the same services that we do.  Many of our competitors have significantly greater resources than we do.  Although we believe we have an competitive advantage based upon the lower pricing of our products, a substantial decline in price could adversely affect consumer demand for our products and reduce our competitive advantage.  Although we believe that there are significant barriers to entry to new competitors in the vending market due to, among other things, the substantial capital outlay required to purchase the number of machines needed to achieve competitive operating efficiencies, a competitor with significant financial resources may be able to compete with us.  There can be no assurance that any competitors will not be able to raise the required capital to effectively compete with us.

In addition, we may face new competition as we seek to expand into international markets and develop new products, services and enhancements. Many of the competitors have greater experience than we do in operating in these international markets. Moreover, new products that we intend to develop, such as advertising, may subject us to competition from companies with significantly greater technological resources and experience.  Many of our potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. Our competitors might succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. We cannot be certain that we will be able to compete effectively with current or future competitors.  Competitive pressures could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

The success of our potential new services and products is uncertain.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services.  One example is our AVTi advertising business.  These products and services are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services. Moreover, these and other new products and services may be subject to significant competition with offerings by potential competitors in addition to companies that compete in our coin processing business. Many of these potential competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our vending machines by consumers. Although believe that the use of vending machines in the United States is gaining better consumer acceptance, we cannot predict the future growth rate and size of this market.

We depend upon third-party manufactures and suppliers and the loss of such third-party manufactures and suppliers would seriously harm our business.

We depend, and will continue to depend, on outside parties for the manufacture of our vending machines and its key components. We intend to expand our manufacturing and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current third-party manufacturers and suppliers will be able to produce sufficient units to meet projected demand, if there is an unanticipated increase in demand for our units, we may be unable to meet such demand due to manufacturing constraints.   Should our third-party manufacturers and suppliers cease making our, we would be required to locate and qualify additional suppliers. We may be unable to locate alternate manufacturers on a timely basis.

Our prior growth rates may not be indicative of our future growth rates and should not be relied upon.

You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new vending routes and make vending machine sales.  Our future operating results will depend upon many other factors, including:

     - the level of product and price competition,

     - our success in expanding our business network and managing our growth,

     - our ability to develop and market product enhancements and new products,

     - our ability to enter into and penetrate new international markets, such as Mexico and Canada,

     - the timing of product enhancements, activities of and acquisitions by competitors,

     - the ability to hire additional employees, and

     - the timing of such hiring and the ability to control costs.

We may be unable to adequately protect or enforce our patents and proprietary rights.

Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We currently have four pending patents relating to our business.  We cannot assure you that these pending patents will be issued or that any of our patents will be held valid if challenged, that any pending patent applications will issue, or that other parties will not claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.  Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on current or pending U.S. and/or foreign patents, copyrights or trade secrets or that such claims will not be successful.

 In addition, defending our company against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our services and could result in an award of substantial damages. In the event of a successful claim of infringement, we may need or be required to obtain one or more licenses from, as well as grant one or more licenses to, others. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all.

We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants and corporate partners, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

We depend upon key personnel, the loss of which could seriously harm our business.

Our performance is substantially dependent on the continued services of our executive officers and key employees.   Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future.  The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

Our management has broad discretion over the use of capital raised.

We plan on raising capital for working capital and to help pay off the outstanding indebtedness and for general corporate purposes, including financing the Company's expansion. Thus, management will have broad discretion in allocating proceeds of any offering.

Requirements associated with being a reporting public company will require significant company resources and management attention.

Prior to this offering, we had not been subject to the reporting requirements of the Securities Exchange Act of 1934, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business.

In addition, being a reporting public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our estimates may prove to be inaccurate and future net cash flows are uncertain.  Any significant variance from these assumptions could greatly effect our estimates.

Our estimates of both future sales and the timing of development expenditures are uncertain and may prove to be inaccurate.  We also make certain assumptions regarding net cash flows and operating costs that may prove incorrect when judged against our actual experience.  Any significant variance from these assumptions could greatly affect our estimates of future net cash flows and our ability to borrow under our credit facility.

Our preferred stock has rights senior to those of our common stock which could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  Currently, our board has authorized our Series A Convertible Preferred Stock which has a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, our Series A Convertible Preferred Stock has voting rights which are superior to the voting right of the holders of our common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

We do not anticipate paying cash dividends on our capital stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the growth of our business. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends.

Item 1B.  Unresolved Staff Comments.

We are currently in the process of responding to staff comments relating to our Registration Statement on Form-10.

Item 2.  Properties

Real Property

At present, we do not own any property.  Our retail operation is located in a leased facility. We have local access to all commercial freight systems. The current retail facility is approximately 30,000 square feet. This facility contains are administrative, sales and manufacturing offices.  The current lease runs until February 28, 2011.  The retail facility is located at 341 Bonnie Circle, Suite 102, Corona, CA 92880.

Item 3.  Legal Proceedings

           We are not a party to any pending legal proceedings responsive to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Pink Sheets (www.pinksheets.com) under the trading symbol “AVTC.PK” The stock price of our stock as has been extremely volatile and an active public market for our common stock may not develop or be sustained.   In addition, the stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock. For additional information, see “Risk Factors” above.

The following table sets forth the quarterly high and low sale prices of our common stock, as adjusted for the 1 for 3 reverse split occurring on January 17, 2008, for the last fiscal year and most recent quarter.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2007	$1.48	$1.11
Second Quarter 2007	$1.95	$0.52
Third Quarter 2007	$0.95	$0.72
Fourth Quarter 2007	$0.95	$0.75
First Quarter 2008	$0.88	$0.36
Second Quarter 2008	$1.01	$0.80
Third Quarter 2008	$1.28	$0.60
Fourth Quarter 2008	$1.28	$.051

We have never declared or paid cash dividends

As of December 31, 2008, there are approximately 823 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

We currently have no Equity Compensation Plans.  We issue shares of our common stock to our officers and directors pursuant to employment and director agreements.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this registration statement.  This registration statement contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this registration statement.

The forward-looking events discussed in this registration statement, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Results of Operations

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.

For the year ended December 31, 2007, we had revenues of $2,340,724 and total cost of goods and general and administrative expenses of $2,100,428 for net income of $240,296. For the year ended December 31, 2008, we had revenues of $2,956,645 and general and administrative expenses of $25,897 for net income of $260,748.

Although we had significantly increased revenues for the year ended December 31, 2008, we had essentially the same net income primarily due to increased spending on the research and development of our wireless vending technology platform and operations of the AC Mexican Food restaurant.   We believe that the increased spending on research and development is necessary for the company to move away from vending operations and work towards increased machine sales and the development of technology which allows for the sales of our electronic payment, back end inventory control and advertising products.  We have experienced unexpected expenses related to the restaurant operations relating to unpaid back taxes and vendor costs.  We expect the restaurant related expenses to be reduced during the next year.  Our general and administrative expenses also increased for the year ended December 31, 2008, primarily due to increased costs of goods and operating expenses relating to increased vehicle expenses, fuel, rent for our facility, advertising, payroll expenses and taxes.

We expect to increase sales over the next 12 months due primarily to sales of our RAM4000 vending machine.  Increased sales of the RAM4000 along with increased advertising sales should increase our overall revenues for the next 12 months.

We believe that we sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

We expect our manufacturing costs to increase approximately 15% due to the devaluation of the U.S. Dollar and the exchange rates with our foreign manufactures.  Depending on the strength of the U.S. Dollar, this trend may or may not continue.

Inflation and changing prices have affected our business as related primarily to fuel and increased vehicle expenses.  We anticipate that fuel costs will continue, thus increasing our operating costs.  Our cost of goods and prices for our products remain relatively stable and we expect this trend to continue through the end of 2009.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $56,547 compared to $145,012 at December 31, 2007.  We attribute the decrease in cash for the year ended December 31, 2008, due to increased general and administrative expenses.  At December 31, 2008, we has inventory of $507,710 compared to $1,260,893 at December 31, 2007.  The decrease in inventory is due to increased sales.

We are unaware of any known trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We have committed to purchase 2,500 production units of our RAM5000 machine from our manufacturer.  These units will be used for inventory and we have established a line of credit as a source of funds to fulfill the purchase commitment.

Total assets for the Company increased from 14,597,810 at December 31, 2008, to $15,162,625 for the year ended December 31, 2008.  This increase is due primarily to the purchase of the AC Mexican, Inc. restaurant.

Total sales for the three months ended September 30, 2008 were $872,687 compared to total sales of 559,658 the three months ended September 30, 2007.  This increase is due to increased vending machine sales.

General and administrative expenses increased for the year ended December 31, 2008, primarily to the additional expenses associated with operating the AC Mexican, Inc. restaurant and research and development costs.

Future Goals

In the next 12 month, we will continue our research, development and marketing efforts. We have entered into multiple manufacturing agreements with offshore manufacturers to produce the housings for our technology based RAM4000 and RAM5000 vending systems and have established a line of credit to ensure payment and production of the systems.

Our goal is to manufacture and sell as many systems as possible in the next 12 to 24 months through established distributors and direct sales to meet the anticipated industry demand for a competitively priced vending system that is an energy efficient, technology based,  “Green” system..

A critical focus for sales over the next 12 months will be our Product Dispensing Centers (PDCs).  Our PDCs are based on our RAM4000 or RAM5000 system and integrates more sophisticated technology features and options such as full face large touch screen displays, receipt printers, cashless payment options and advertising displays.  In addition, our PDCs systems can dispense a variety of  snack items and non-food items such as cell phones, MP3 Players, digital cameras, DVDs, consumer electronics and accessories.  We will also focus on “Themed” systems to dispense products such as tee-shirts, promotional items, perfumes, contact lenses and just about any product our customers have a location and market for.  Our “Themed” systems are of exceptional interest to our direct end customers as the products these systems dispense result in higher profit margins.

All of our vending systems are capable of the inclusion of PC hardware and LCD displays.  A future goal of AVT is to complete and continue to refine application software that runs digital signage for the primary purpose of displaying paid advertisements.  As we sell systems that are equipped with a PC and LCD display, each system becomes a “node” on a digital network.  As the network expands, many thousands of vending systems and PDCs can be part of nationwide advertising network which we believe will be of interest for national advertisers.  Our goal is to “own” the network but not the systems.  All vending system owners will have the option to join  the AVT nationwide network with our AVT based advertising vending system to get an equitable share of revenue for allowing advertisements from AVT’s server to be pushed-out onto their vending system.

Future goals and system refinements will include continued software and hardware development and refinements to include even more efficient operating systems to integrate more seamlessly with the internet, becoming Wi-Fi standard and including SMS and email features. Our goal is that the AVT vending systems will become the standard for intelligent self-service vending systems deployed throughout the US and world markets.

In addition, within the next 12 months, we will continue to work to become a fully company and have our common stock trading on the OTC Bulletin Board.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize sensitive instruments subject market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934,as of the end of the period covered by this Report on Form 10-K, our  management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Item 9A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2008, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Inherent Limitations of Internal Controls

     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Natalie Russell	40	Secretary, Chief Financial Officer and Director

James Winsor	46	Chief Executive Officer and Director

Loretta Vermette	65	Director

The background of our directors and executive officers is as follows:

Natalie Russell – Secretary, Chief Financial Officer and Director

Natalie Russell joined the AVT in 2001 as corporate secretary and office manager, bringing over 15 years of accounting and business operations experience.  Ms. Russell currently serves as our Secretary, Chief Financial Officer, Chief Executive Officer and one of our directors.  Prior to AVT she was general office manager and accounting manager at Thompson Building Materials. She was responsible for the overall company’s finance, administration, and payroll for over 150 employees. Natalie also has assisted in raising over 5 million dollars for Nu Gas Technologies in the private venture capital.   Natalie holds a BS in Business Management at the American International University of CA.

James Winsor – Chief Executive Officer and Director

James Winsor is our Chief Engineering Officer and one of our Directors.  Mr. Winsor is primarily responsible for our manufacturing operations and research and development having over 20 years of experience in manufacturing, project management and engineering.  Mr. Winsor has been with us since 2006.  Prior to working for us, Mr. Winsor was employed with Pixel Touch Inc. from February 2003 to April 2006 and for Arral Industries from February 1992 to April of 2006.  Mr. Winsor has a Bachelor of Science degree from California State Polytechnic University, Pomona.

Loretta Vermette – Director

Loretta Vermette is one of our Directors.  Ms. Vermette has been a successful real estate agent for more than 30 years.  She established her real estate career with the prestigious real estate broker Seven Gables Real Estate in Tustin, California. At that time, she specialized in private golf communities of Orange County and established herself by consistently placing in the top 10 percent of California Realtors every year.  Ms. Loretta then joined REMAX Real Estate  marketing downtown condominiums in Orange County, California and became nationally recognized as one of the nation’s top five percent of Realtors as a Certified Residential Specialist in 2003, 2005, 2006 and 2007. Ms. Vermette is the mother of our founder, Shannon Illingworth.

Information about our Board and its Committees.

Audit Committee

We currently do not have an audit committee although we intend to create one as the need arises.  Currently, our Board of Directors serves as our audit committee.

Compensation Committee

We currently do not have a compensation committee although we intend to create one as the need arises.  Currently, our Board of Directors serves as our Compensation Committee.

Advisory Board

Effective February 3, 2009, our board of directors created an advisory board to advise the company in regard to ongoing business operations.  As of the date of this Report, Mr. Shannon Illingworth has been appointed to the Advisory Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and
Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

Our board of directors has adopted the AVT, Inc. Code of Business Conduct and Ethics.  The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  341 Bonnie Circle Drive, Suite 102, Corona, CA 92880.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Natalie Russell	2008	65,000	0	100,000(2)	0	0	0	0	$165,000(1)
Secretary, Chief Financial Officer and Director	2007	65,000	0	100,000(2)	0	0	0	0	$165,000(1)

Mike Ator	2007	52,000	0	0	0	0	0	0	$52,000
Former Interim Chief Financial Officer	2006	52,000	0	0	0	0	0	0	$52,000

James Winsor	2008	75,000	0	100,000(2)	0	0	0	0	$175,000(1)
Chief Executive Officer and Director	2007	75,000	0	100,000(2)	0	0	0	0	$175,000(1)

Kevin Illingworth	2007	18,500	0	30,000	0	0	0	0	$48,500(1)
Former President	2006	0	0	0	0	0	0	0	0

Loretta Vermette	2008	0	0	45,000	0	0	0	0	$45,000(1)
Chairman	2007	0	0	45,000	0	0	0	0	$45,000(1)

(1)           Represented by salary and the issuance of restricted shares of our common stock based on a value of $1.00 per share.

(2)           Represented by such number of restricted shares as is equal to $25,000 issued quarterly based upon the average closing price of our common stock for the ten trading days immediately preceding the first day of each quarter.

Employment Agreements

On January 1, 2009, we entered into a 12 month employment agreement, at a compensation rate of $5,416 per month, with Natalie Russell to serve as our Secretary, Chief Financial Officer and acting President.  The agreement includes quarterly stock awards of such number of restricted shares of our common as is equal to $25,000, based upon the average closing price of our common stock for the 10 trading days immediately preceding the last day of each quarter.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party

On January 1, 2009, we entered into a 12 month employment agreement, at a compensation rate of $6,250 per month, with James Winsor to act as our Chief Executive Officer.  The agreement includes quarterly stock awards of such number of restricted shares of our common as is equal to $25,000, based upon the average closing price of our common stock for the 10 trading days immediately preceding the last day of each quarter.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party

Compensation of Directors

We currently compensate our chairman with restricted shares of our common stock equal to $5,000 per month.  In the future, we may compensate our directors with cash compensation and for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may request certain members of the board of directors to perform services on our behalf.  In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by the persons identified below.  The table represents 34,147,150 issued and outstanding shares which includes, as of February 18, 2009,   21,947,152 issued and outstanding shares of our common stock and 12,199,998 shares of our common stock issuable upon conversion of our outstanding Series A Convertible Preferred Stock assuming all the Series A Convertible Preferred Stock is converted.

1. Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      2.  Each of our directors and executive officers; and

      3.  All of our Directors and Officers as a group

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Natalie Russell (2)(9)	153,335	(1)

Common Stock	James Winsor (2)	128,038	(1)

Common Stock	Loretta Vermette (3)	118,770	(1)

Common Stock	SWI Trading, Inc. (4)(7)	17,436,195(6)	51%

Common Stock	Illingworth Family Trust (5)(8)	1,310,189	3%

Common Stock	All Directors and Officers as a Group	400,143	1%

(1)           Less than 1%

(2)           The address is 341 Bonnie Circle, Suite 102, Corona, CA 92880

(3)           The address is 2557 Old Windmill Court, Riverside, CA 92882

(4)           The address is 2320 Whiteoak Lane, Corona, CA 92882

(5)           The address is 1456 Elegante Court, Corona, CA 92882

(6)           SWI Trading, Inc. holds 5,236,197 shares of our common stock and 2,033,333 shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six shares of our common stock.

(7)           SWI Trading, Inc. is owned by Jon Illingworth, our founder’s father.

(8)           The Trustor of the Illingworth Family Trust is Loretta Vermette, one of our directors.

(9)           22,084 shares are held in Ms. Russell’s previous married name, Natalie Bishop.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 13. Certain Relationships and Related Transactions.

Prior to January 1, 2008, SWI Trading, Inc. had loaned us, via various transactions, a total of $897,318 by extending its $1,000,000 line of credit to us.  On January 1, 2008, we entered into an agreement with SWI Trading, Inc. whereby SWI agreed to waive repayment of $500,250 of the $897,318 total in exchange for the issuance of $1,724,133 restricted shares of our common stock.  In addition, SWI agreed to waive any claim it may have against us for interest due upon the loan, and/or unpaid compensation due for:  services rendered; research and development fees; technology development fees; loan acquisition services and any other claims.

On January 1, 2008, we entered into a consulting agreement with SWI Trading, Inc. whereby SWI  Trading, Inc. agreed to provide us with corporate structuring services, financing consulting services, research and development and technology development services, loan acquisition services and the use of its line of credit for a monthly fee of $11,620 and 100,000 restricted shares of our common stock paid quarterly.

For purposes of this Report, we have considered SWI Trading, Inc. a related person due to its lending and consulting relationship with us.

Transactions with Promoters

None.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Lawrence Scharfman & Co. as our auditors for the year ended March 31, 2009.

Audit Fees

Lawrence Scharfman & Co. billed us $35,000 in audit fees during the year ended December 31, 2008 and $35,000 in audit fees during the year ended December 31, 2007.

Audit-Related Fees

            We did not pay any fees to Lawrence Scharfman & Co. for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2008 and December 31, 2007.

Tax and All Other Fees

We did not pay any fees to Lawrence Scharfman & Co. for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 and December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Lawrence Scharfman & Co., and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008, and for the year then ended, none of the hours expended on Lawrence Scharfman & Co.’s engagement to audit those financial statements were attributed to work by persons other than Lawrence Scharfman & Co.’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Condensed and Audited Balance Sheet for the years ended December 31, 2008 and December 31, 2007

Condensed and Audited Statements of Operations for the years ended December 31, 2008 and December 31, 2007

Condensed and Audited Statement of Changes in Shareholders' Deficit for the Year ended December 31, 2008 and December 31, 2007

Condensed and Audited Statements of Cash Flows for the year ended December 31, 2008 and December 31, 2007

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-1	2/24/2009

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1			X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2			X

Certification of Natalie Russell and James Winsor pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVT, INC. /s/ Natalie Russell By: Natalie Russell Its: Chief Financial Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Chief Financial Officer and Secretary	May 12, 2009

/s/ James Winsor James Winsor	Chief Executive Officer	May 12, 2009

AVT, INC.

Page

Auditor's Report	F-2

Condensed and Audited Balance Sheet for the years ended December 31, 2008 and December 31, 2007	F-3

Consensed and Audited Statements of Operations for the years ended December 31, 2008 and December 31, 2007	F-4

Condensed and Audited Statement of Changes in Shareholders' Deficit for the YearS ended December 31, 2008 and December 31, 2007	F-5

Condensed and Audited Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007	F-6

Notes to Financial Statements	F-7

F-1

LAWRENCE SCHARFMAN & CO., CPA PC
Certified Public Accountants

18 E SUNRISE HIGHWAY, #203 Freeport, NY 11520 Telephone (516-771-5900) Facsimile (516-771-2598)	9608 Honey Bell Circle Boynton Beach, FL 33437 Telephone: (561) 733-0296 Facsimile: (561) 740-0613

AVT, Inc.
341 Bonnie Circle, Suite 102
Corona, CA 92880

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying Balance Sheet of AVT, Inc. as of December 31, 2008 and the related Statements of Operations, Changes in Stockholders Equity and Cash Flows for the year then ended. These statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and a significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audit provided a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The company’s existence is dependent upon management’ ability to develop profitable operations. Management anticipates the Company will attain profitable status and liquidity through continued developing, marketing and selling of its products and services.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of AVT, Inc. as of December 31, 2008 and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  Lawrence Scharfman CPA

Lawrence Scharfman CPA
May 7, 2009

America Institute CPAS	Member: Licensed in Florida and New York	Florida Institute CPAS

                                                                                                                                                                                                               F-2

AVT, INC.
BALANCE SHEET
AUDITED

	For the	For the
ASSETS	Year Ended	Year Ended
	December 31, 2008	December 30, 2007
Current assets:
Cash	$56,547	$145,012
Accounts receivable	451,930	376,597
Inventory	507,710	1,260,893
Prepaid expenses	77,767	77,767
Total current assets	1,093,954	1,860,269

Property and equipment, net of accumulated depreciation.	4,054,024	1,032,499

Other assets (Note 1)	10,014,647	11,705,042

TOTAL ASSETS	$15,162,625	$14,597,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	85,819	46,504
Other current liabilities	33,088	29,720
Total current liabilities	$118,907	$76,224

Long-term Liabilities:
Notes payable	874,731	1,471,580

TOTAL LIABILITIES	993,638	1,547,804

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized, $.001 par value,
21,149,620 shares issued and outstanding	45,434	40,166
Preferred Stock, 3,000,000 authorized, $.001 par value
2,033,333 shares of Series A Convertible Preferred Stock issued and outstanding	2,200	1,200
Notes issued that can be converted to common stock	1,901
Dividends Paid	(412,796)
Additional paid in capital	28,811,653	26,170,341
Retained deficit	(14,398,882)	(13,401,997)
Net Income (Loss)	119,478	240,296
TOTAL STOCKHOLDERS' EQUITY	14,168,988	13,050,006

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,162,625	$14,597,810

See notes to the financial statements

F-3

AVT, INC.
STATEMENTS OF OPERATIONS
AUDITED

	For The	For The
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenues:
Sales	$2,956,645	$2,340,724
Total revenues	2,956,645	2,340,724

Expenses:
Cost of Goods Sold	969,790	644,158
General and administrative	1,726,107	1,456,270
Total operating expenses	2,695,897	2,100,428

Operating Income (Loss)	260,748	240,296

Provision for Income Taxes	156,798

Other income & expenses
Garnishments	15,528
Interest expense	0	0
Loss on disposal of assets	0	0
	15,528	0

NET INCOME (LOSS)	$119,478	$240,296

Basic profit per common share	$0.01	$0.02
Diluted profit per common share	$0.00	$0.00

Weighted average common shares outstanding - Basic	21,149,620	13,343,138
Weighted average common shares outstanding - Diluted	36,128,884	60,843,138

See notes to the financial statements
F-4

AVT, INC.
AUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

										Total
	Preferred Stock		Common Stock		Additional	Retained		Contract		Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit		Equity		Equity

Balance at December 31, 2004	*		$1,667,726	$500	$6,606,803	$(5,373,022)	$			$1,234,281

Common shares issued upon conversion of notes	*		6,610,192	1,983	3,795,736	—				3,797,719

Net loss for the year ended December 31, 2005			—	—		(1,807,705)				(1,807,705)

Balance at December 31, 2005	*		8,277,918	2,483	10,402,539	(7,180,727)				3,224,297

Common shares issued as payment			1,319,322	26,309	6,107,838	(7,054,502)		625,000		(295,355)

Net loss for the year ended December 31, 2006						833,234				833,234

Balance at December 31, 2006	*		$9,597,240	$28,792	$16,510,377	$(13,401,995)	$			$3,762,176

Common shares issued			3,291,191	9,873	4,034,964	17,121		(625,000)		3,436,974

Preferred shares issued	1,200,000	1,200								1,200

Common shares issued upon conversion of notes			454,707	1,364						1,364

Net income for the year ended December 31, 2007						240,296				240,296

Balance at December 31, 2007	* 1,200,000	$1,200	13,343,138	$40,029	$20,545,341	$(13,144,458)	$			$7,442,010

Common shares issued	*		1,807,908	160	5,434,738	0				5,434,880

Preferred shares issued										0

Dividends Paid						(90,146)				(90,146)

Common shares issued upon conversion of notes	*		46,667	140						140

Net income for the period ended March 31, 2008						(186,593)				(186,593)

Balance at March 31, 2008	* 1,200,000	$1,200	15,197,713	$40,329	$25,980,079	$(13,421,197)	$			$12,600,291

Common shares issued	*		1,424,414	1,423	1,671,075					1,674,698

Preferred shares converted	(166,667)									0

Perferred shares issues	1,000,000	1,000								1,000

Dividends Paid						(169,963)				(169,963)

Common shares issued upon conversion of notes	*		175,400	214						214

Net income for the period ended June 30, 2008						(362,299)				(362,299)

Balance at June 30, 2008	* 2,033,333	$2,200	16,797,527	$41,966	$27,651,154	$(13,953,459)	$		$	$ 13,743,941

Common shares issued	*		712,329	3,189	344,375					345,364

Preferred shares converted										0

Preferred shares issued										0

Dividends Paid						(344,967)				(344,967)

Common shares issued upon conversion of notes	*		866,212	866						866

Net income for the period ended Sept 30, 2008						(100,338)				(100,338)

Balance at September 30, 2008	* 2,033,333	$2,200	18,376,067	$46,021	$27,995,529	$(14,398,764)	$			$13,644,866

Common shares issued	*		150,021	546	816,124					816,790

Preferred shares converted										0

Preferred shares issued										0

Dividends Paid						(412,796)				(412,796)

Common shares issued upon conversion of notes	*		2,623,532	648						648

Net income for the period ended December 31, 2008						119,479				119,479

Balance at December 31, 2008	* 2,033,333	$2,200	21,149,619	$47,215	$28,811,653	$(14,692,081)	$			$14,168,987

* Shares restated to reflect 1 for 3 common stock split

See notes to the financial statements
F-5

AVT, INC.
STATEMENTS OF CASH FLOWS
AUDITED

	For The	For The
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$119,479	$240,296
Adjustments to reconcile net income to	(5,473)
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(75,333)	(266,631)
Inventory	753,183	(153,335)
Deposits	0	0
Accounts payable and accrued expenses	42,683	(114,009)

NET CASH PROVIDED BY OPERATING ACTIVITIES	834,539	(533,975)

CASH FLOWS FROM INVESTING ACTIVITIES	(1,331,130)	(3,481,084)

NET CASH USED IN FINANCING ACTIVITIES	408,126	3,903,156

NET CHANGE IN CASH	(88,465)	128,392

CASH BALANCES
Beginning of period	145,012	16,620
End of period	$56,547	$145,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Debt converted to common stock	$-	$-
Inventory acquired for debt	$-	$-

See notes to the financial statements
F-6

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

Vending Route Purchases

Our existing vending routes were originally purchased by SWI Trading, Inc. from Let Me Know, LCC, dba Champion Vending Service.  We acquired the vending routes from SWI Trading, Inc. via a Transfer Agreement effective December 31, 2006.  As compensation for the routes, we issued SWI Trading, Inc. 1,000,000 restricted shares of our common stock.  We have valued the vending routes at $1,145,000 based upon the approximate annual revenues generated from the vending route operations.  Our largest vending route is with the County of Orange, State of California.  Our current contract expires in April, 2009.  There is no assurance that we will be able to extend our contract with the County.  In the event we are unable to extend our County contract, we will no other option but to remove our vending machines from the County locations and attempt to either relocate the vending machines to new or existing route or attempt to sell the vending machines to third parties at substantially discounted prices.

Technology Research and Development  and Intellectual Property

Our technology and intellectual property assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include engineering research and development valued at $2,391,359 and copyright and patents valued at $6,492,815.  Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

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

Beginning Inventory	$ 1,260,893.00
Purchases	$ 216,607.00
Ending Inventory	$ (507,710.00)

Total COG Sold	$ 969,790.00

g.  Other Current Liabilities

Our other current liabilities consist of accrued liabilities of $7,165, payroll liabilities of $6,398, sales tax payable of $1,075, automobile liabilities of $14,046 and equipment rental liabilities of $4,404.

h.  Long Term Liabilities

Long term liabilities include a loans payable to SWI Trading, Inc. in the amount of $247,511, Natalie Bishop in the amount of $37,410 and investor notes in the amount of $456,854.  We have long term equipment leases totaling $96,480 and long term automobile leases totaling $19,239.  We have a long term lease liability relating to the AC Mexican Food, Inc. in the amount of $17,237.

i.   Restaurant Asset Purchase

In April 2008, we purchased the assets of AC Mexican Food, Inc. dba Jalapenos Mexican Food, for a purchase price of 1,000,000 restricted shares of our Series A Convertible Preferred stock.  The asset was valued at $1,000,000 pursuant to the value of fixtures in the restaurant.

j.  Property and Equipment

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

k. Expenses

The Company expenses the cost of advertising as incurred.  Costs incurred for research and development activities are expensed as incurred.

l.  Earnings per share

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

m.  Income Taxes

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

n.  Recent Accounting Pronouncements

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

o.  Investing and Financing Activities

The Company received $1,409,230 in additional paid and capital and $456,854 through the sale of convertible notes. Financing expenditures include payments relating to principal and interest payments on outstanding notes, equipment lease payments and dividend payments.  The Company had $1,325,570 in net investing activities relating primarily to expenditures for design, fabrication, and research and development.

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

NOTE 4.	STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Common stock, $.001 par value:  100,000,000 shares authorized: 21,149,620 shares issued and outstanding.

Preferred Stock, $.001 par value: 3,000,000 shares authorized as Series A Convertible Preferred.  2,033,333 shares of Series A Convertible Preferred stock issued and outstanding.

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

For the quarter ended December 31, 2008, the Company issued 2,773,653 shares of its common stock.

As at December 31, 2008, the Company had 21,149,620 shares of its common stock issued and outstanding.

Preferred Stock

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

As at December 31, 2008, the Company had 2,033,333 shares of its Series A Convertible Preferred stock issued and outstanding.

F-7