Form 10-Q
period 2009-03-31
AVT, Inc.
filed 2009-06-05
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 22, 2009, there were 22,902,882 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

AVT, INC.

Page

Condensed Balance Sheet for the three months ended March 31, 2009 and the audited year ended December 31, 2008	F-2

Consensed Statements of Operations for the three months ended March 31, 2009 and the audited comparable three months ended March 31, 2008	F-3

Condensed Statement of Changes in Shareholders' Equity for the three months ended March 31, 2009 and the audited comparable three months	F-4
ended March 31, 2008

Condensed Statements of Cash Flows for the three months ended March 31, 2009 and the comparable three months ended March 31, 2008	F-5

Notes to Financial Statements	F-6

F-1

AVT, INC.
BALANCE SHEET
UNAUDITED

		Audited
	For the	For the
ASSETS	three months ended	Year Ended
	March, 31 2009	December 31, 2008
Current assets:
Cash	$91,135	$56,547
Accounts receivable	502,355	451,930
Inventory	643,241	507,710
Prepaid expenses	77,767	77,767
Total current assets	1,314,498	1,093,954

Property and equipment, net of accumulated depreciation.	4,262,658	4,054,024

Other assets (Note F)	10,192,835	10,014,647

TOTAL ASSETS	$15,769,990	$15,162,625

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	87,900	85,819
Other current liabilities	25,767	33,088
Total current liabilities	$113,667	$118,907

Long-term Liabilities:
Notes payable	1,310,395	874,731

TOTAL LIABILITIES	1,424,062	993,638

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized, $.001 par value,
21,935,973 shares issued and outstanding	45,614	45,434
Preferred Stock, 3,000,000 authorized, $.001 par value
2,033,333 shares of Series A Convertible Preferred Stock
issued and outstanding	2,200	2,200
Notes issued that can be converted to common stock	2,123	1,901
Dividends Paid	(493,487)	(412,796)
Additional paid in capital	29,028,882	28,811,653
Retained deficit	(14,279,404)	(14,398,882)
Net Income (Loss)	39,999	119,478
TOTAL STOCKHOLDERS' EQUITY	14,345,927	14,168,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,769,989	$15,162,625

See notes to the financial statements

F-2

AVT, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	For The	For The
	three months ended	three months ended
	March 31, 2009	March 31, 2008

Revenues:
Sales	$675,780	$394,365
Total revenues	675,780	394,365

Expenses:
Cost of Goods Sold	219,359	191,499
General and administrative	401,612	364,125
Total operating expenses	620,971	555,624

Operating Income (Loss)	54,808	(161,260)

Provision for Income Taxes	19,610	24,987

Other income & expenses
Garnishments	4,801	(346)
Interest expense	0	0
Loss on disposal of assets	0	0
	4,801	(346)

NET INCOME (LOSS)	$39,999	$(186,593)

Basic profit per common share	$0.00	$(0.01)
Diluted profit per common share	$0.00	$(0.01)

Weighted average common shares outstanding - Basic	21,935,973	15,197,712
Weighted average common shares outstanding - Diluted	37,496,693	29,075,833

See notes to the financial statements
F-3

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

											Total
	Preferred Stock			Common Stock		Additional	Retained		Contract		Stockholders'
	Shares		Amount	Shares	Amount	Paid In Capital	Deficit		Equity		Equity

Balance at December 31, 2004	*	$		$1,667,726	$500	$6,606,803	$(5,373,022)	$			$1,234,281

Common shares issued upon conversion of notes	*			6,610,192	1,983	3,795,736	—				3,797,719

Net loss for the year ended December 31, 2005				—	—		(1,807,705)				(1,807,705)

Balance at December 31, 2005	*			8,277,918	2,483	10,402,539	(7,180,727)				3,224,297

Common shares issued as payment				1,319,322	26,309	6,107,838	(7,054,502)		625,000		(295,355)
for notes

Net loss for the year ended December 31, 2006							833,234				833,234

Balance at December 31, 2006	*	$		$9,597,240	$28,792	$16,510,377	$(13,401,995)	$			$3,762,176

Common shares issued				3,291,191	9,873	4,034,964	17,121		(625,000)		3,436,974

Preferred shares issued	1,200,000		1,200								1,200

Common shares issued upon conversion of notes				454,707	1,364						1,364

Net income for the year ended December 31, 2007							240,296				240,296

Balance at December 31, 2007	* 1,200,000		$1,200	$13,343,138	$40,029	$20,545,341	$(13,144,458)	$			$7,442,010

Common shares issued	*			1,807,908	160	5,434,738	0				5,434,880

Preferred shares issued											0

Dividends Paid							(90,146)				(90,146)

Common shares issued upon conversion of notes	*			46,667	140						140

Net income for the period ended March 31, 2008							(186,593)				(186,593)

Balance at March 31, 2008	* 1,200,000		$1,200	$15,197,713	$40,329	$25,980,079	$(13,421,197)	$			$12,600,291

Common shares issued	*			1,424,414	1,423	1,671,075					1,674,698

Preferred shares converted	(166,667)										0

Perferred shares issues	1,000,000		1,000								1,000

Dividends Paid							(169,963)				(169,963)

Common shares issued upon conversion of notes	*			175,400	214						214

Net income for the period ended June 30, 2008							(362,299)				(362,299)

Balance at June 30, 2008	* 2,033,333		$2,200	$16,797,527	$41,966	$27,651,154	$(13,953,459)	$		$	$ 13,743,941

Common shares issued	*			712,329	3,189	344,375					345,364
											0
Preferred shares converted											0

Preferred shares issued											0

Dividends Paid							(345,085)				(345,085)

Common shares issued upon conversion of notes	*			866,212	866						866

Net income for the period ended Sept 30, 2008							(100,338)				(100,338)

Balance at September 30, 2008	* 2,033,333		$2,200	$18,376,067	$46,021	$27,995,529	$(14,398,882)	$			$13,644,748

Common shares issued	*			150,021	546	816,124					816,790

Preferred shares converted											0

Preferred shares issued											0

Dividends Paid							(412,796)				(412,796)

Common shares issued upon conversion of notes	*			2,623,532	768						648

Net income for the period ended December 31, 2008							119,479				119,479

Balance at December 31, 2008	* 2,033,333		$2,200	$21,149,619	$47,335	$28,811,653	$(14,692,199)	$			$14,168,987

Common shares issued	*			771,914	180	217,230					217,410

Preferred shares converted											0

Preferred shares issued											0

Dividends Paid							(80,690)				(80,690)

Common shares issued upon conversion of notes	*			14,440	222						222

Net income for the period ended March 31, 2009							39,999				39,999

Balance at March 31, 2009	* 2,033,333		$2,200	$21,935,973	$47,737	$29,028,883	$(14,732,892)	$			$14,345,927

* Shares restated to reflect 1 for 3 common stock split

See notes to the financial statements
F-4

AVT, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	For The	For The
	three months ended	three months ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,999	$(186,593)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(50,425)	355,048
Inventory	(135,531)	103,853
Deposits	0	0
Accounts payable and accrued expenses	(5,240)	35,880

NET CASH PROVIDED BY OPERATING ACTIVITIES	(151,197)	308,187

CASH FLOWS FROM INVESTING ACTIVITIES	(386,821)	(340,058)

NET CASH USED IN FINANCING ACTIVITIES	572,607	(64,705)

NET CHANGE IN CASH	34,588	(96,575)

CASH BALANCES
Beginning of period	56,547	145,012
End of period	$91,135	$48,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Debt converted to common stock	$-	$-
Inventory acquired for debt	$-	$-

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

Restaurant Purchase

In April 2008, we purchased the assets of AC Mexican Food, Inc. dba Jalapenos Mexican Food, for a purchase price of 1,000,000 restricted shares of our Series A Convertible Preferred stock.  The asset was valued at $1,000,000 pursuant to the value of fixtures in the restaurant.

Engineering Research and Development and Copyrights and Patents

Our technology and intellectual property assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include engineering research and development valued at $2,396,831 and copyright and patents valued at $6,492,815.  Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

g.  Other Current Liabilities

Our other current liabilities consist of accrued liabilities, payroll liabilities, sales tax payables, automobile liabilities, and equipment rental liabilities totaling $118,907.

h.  Long Term Liabilities

Long term liabilities include a loan payable to SWI Trading, Inc. in the amount of $247,511, Natalie Bishop in the amount of $37,410 and investor notes in the amount of $1,473,843.  We have long term equipment leases totaling $96,480 and long term automobile leases totaling $19,239.  We have a long term lease liability relating to the AC Mexican Food, Inc. in the amount of $17,237.

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

Beginning Inventory as of January 1, 2009	$507,710

Purchases	$135,531

Ending Inventory as of March 31, 2009	$643,241

Total COG Sold	$219,359

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

o.  Investing and Financing Activities

For the three months ended March 31, 2009, the Company received $217,229 in additional paid in capital, $355,000 through the sale of convertible notes and $160,000 through the sales of our common stock. Financing expenditures include payments relating to principal and interest payments on outstanding notes, equipment lease payments and dividend payments. The Company had ($386,821) in net investing activities relating primarily to expenditures for design, fabrication, and research and development.

p.  Revenue Recognition

The Company recognizes revenue at time of sale upon receipt of payment.

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

Sources of financing could include additional equity financing or debt offerings.  Debt offerings are limited to the Company’s convertible promissory notes are offered with 36 month maturity dates at 10% paid quarterly.  The Company could also borrow additional funds from SWI Trading, Inc.

Prior to January 1, 2008, SWI Trading, Inc. had loaned the Company a total of $897,318, through direct loans and a convertible promissory note in the amount of $761,168 dated November 1, 2006.   The convertible promissory note was a zero interest note maturing on January 1, 2007, and replacing all preexisting debt obligations to SWI Trading, Inc.  At the option of the noteholder, the note converted into restricted shares of the Company’s common stock at $.50 per share.  On January 1, 2008, we entered into an agreement with SWI Trading, Inc. whereby SWI agreed to waive repayment of $500,250 of the $897,318 total owed to SWI Trading, Inc. in exchange for the issuance of $1,724,133 restricted shares of our common stock.  In addition, SWI agreed to waive any claim it may have against us for interest due upon the loan, and/or unpaid compensation due for:  services rendered; research and development fees; technology development fees; loan acquisition services and any other claims.

NOTE 3.       COMMITMENTS AND CONTINGENCIES

a.  Indemnities and Guarantees:

During the normal course of business, the Company may make certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include certain agreements with the Company’s officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship, agreements with financial institutions in connections with certain of the Company’s notes payable, and agreements with leasing of office space for certain actions arising during the Company tenancy.  The duration of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

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

The Company has the following classes of capital stock as of March 31, 2009:

Common stock, $.001 par value:  100,000,000 shares authorized: 21,935,973 shares issued and outstanding.

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

For the quarter ended March 31, 2009, the Company issued 786,353 shares of its common stock.

As at March 31, 2009, the Company had 21,935,973 shares of its common stock issued and outstanding.

Preferred Stock

For the quarter ended March 31, 2008, the Company’s Board of Directors cancelled all issued and outstanding shares of its Series C Convertible Preferred stock and designated 3,000,000 preferred shares as Series A Convertible Preferred Stock, $.001 par value, of which 2,033,333 shares are issued and outstanding as at March 31, 2009.

For the quarter ended June 30, 2008, 166,667 shares of our issued and outstanding Series A Convertible Preferred stock were converted into 1,000,000 shares of our common stock.  The Company issued SWI Trading, Inc. a total of 1,000,000 shares of our Series A Convertible Preferred stock as payment for the purchase of certain assets and liabilities of AC Mexican Food, Inc., a California corporation.

The Series A Convertible Preferred Stock has the following rights and preferences:

Conversion Rights

Each share of the Series A Preferred Stock may be convertible, at the option of the holder thereof and subject to notice requirements described herein, at any time, into six (6) shares of our common stock.

Liquidation Preference

The holders of Series A Convertible Preferred Stock are entitled to receive, prior to the holders of the other series of the Company’s Preferred Stock and prior and in preference to any distribution of our assets or surplus funds to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to $0.37 per share with respect to each share of Series A Convertible Preferred Stock, plus all declared but unpaid dividends with respect to such share.

Voting Rights

Except as otherwise required by law, the holders of the Company’s Series A Convertible Preferred Stock vote; (i) as a single class and shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our Series A Convertible Preferred Stock and Common Stock as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.00000025; and (ii) the holders of our Common Stock shall have one vote per share of Common Stock held as of such date.

F-6

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

For the three months ended March 31, 2009, we had revenues of $675,780, and total cost of goods of $219,359, general and administrative expenses of $401,612 for net income of $54,808.   This compares to March 31, 2008, where we had $394,365 in total revenues and $555,624 in operating expenses for a net income of ($161,260).

Our revenues increased by $281,415 for the three months ended March 31, 2009 over the same period last year.  This produced approximately $65,000 in increased revenue for the quarter.  Increased general and administrative expenses was primarily responsible for reducing gross profit.

Approximately 75% of our increased revenues for the three months ended March 31, 2009, was due to restaurant revenues.   The remaining 25% was due to increased manufacturing product and vending sales.

Our increased cost of goods sold for the three months ended March 31, 2009, was attributable to increased sales of our vending machines and restaurant costs.  Increased operating costs was due to increased restaurant costs and spending on research and development. Approximately 10% of this increased spending is due to the operations of the AC Mexican Food restaurant.

We believe that the increased spending on research and development is necessary for the company to move away from vending operations and work towards increased machine sales and the development of technology which allows for the sales of our electronic payment, back end inventory control and advertising products.  We have experienced unexpected expenses related to the restaurant operations relating to unpaid back taxes and vendor costs.  To address this issue we have hired new management to address these issues and we expect the restaurant related expenses to be reduced during the next year.

Our general and administrative expenses increased for the three months ended March 31, 2009, primarily due to increased costs of goods and operating expenses relating to increased vehicle expenses, rent for our facility, advertising, payroll expenses and taxes.

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

Liquidity and Capital Resources

As of June 3, 2009, we have $56,642 cash on hand.

At March 31, 2009, we had cash of $91,135 compared to cash of $56,547 at December 31, 2008.  We consider this slight increase in cash as insignificant for the current quarter.

           For the three months ended March 31, 2009, our inventory increased from the year end.  At March 31, 2009, we had inventory of $643,241 compared to $507,710 at December 31, 2008.  This  increase in inventory is due to  approximately vending machine inventory and vending goods.

The Company’s assets increased from $15,769,990 at March 31, 2009 compared to $15,162,625 December 31, 2008.  This $607,365 increase in assets is primarily due to increased furniture and equipment, restaurant vehicles, design and fabrication.

We have committed to purchase 2,500 production units of our RAM5000 machine from our manufacturer.  These units will be used for inventory.  We intend to borrow funds from SWI Trading, Inc. to fulfill the purchase commitment.  This transaction will be in form of three year convertible promissory note with 10% interest annually.  The note may be converted at the sole option of the noteholder into shares of our common stock at a price of $.50 per share.

SWI Trading, Inc. has obtained a $250,000 line of credit with Union Bank of California bank to assist with the transaction.  We do not anticipate that the Company will have difficulty repaying SWI Trading, Inc. for the purchase funds borrowed primarily because we will receive deposits with the purchase orders for the vending machines purchased .

All receivable accounts are due within 45 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally.

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

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934,as of the end of the period covered by this Report on Form 10-K, our  management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Item 4T. Controls and Procedures.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2009, the Company's internal control over financial reporting was effective.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any litigation which management believes is other than ordinary routine litigation incidental to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities:

From January 1, 2007 to December 31, 2007, we issued to accredited investors, 10% convertible debentures with an aggregate principal value of $425,833, convertible into 141,945 shares of our common stock.

From January 1, 2007 to December 31, 2007, we issued to accredited investors, 10% convertible notes with an aggregate principal value of $1,062,500, convertible into: (i) 472,223 shares of our common stock if converted within 12 months from issuance date; (ii) 416,667 shares of our common stock if converted within 24 months from issuance date; or (iii) 393,519 shares of our common stock if converted at any time up to the maturity date.

From January 1, 2008 to December 31, 2008, we issued to accredited investors, 10% convertible notes with an aggregate principal value of $845,800.  Based upon a stock price of $1.00, these notes are convertible into: (i) 1,212,313 shares of our common stock if converted within 12 months from issuance date; (ii) 995,058 shares of our common stock if converted within 24 months from issuance date; or (iii) 939,777 shares of our common stock if converted at any time up to the maturity date.

From December 31, 2008 to March 31, 2009, we issued to accredited investors, 10% convertible notes with an aggregate principal value of $355,000.  Based upon a stock price of $1.00, these notes are convertible into: (i) 473,333 shares of our common stock if converted within 12 months from issuance date; (ii) 417,647 shares of our common stock if converted within 24 months from issuance date; or (iii) 394,444 shares of our common stock if converted at any time up to the maturity date.

From December 31, 2008 to March 31, 2009, we issued to accredited investors, 316,368 shares of our common stock for an aggregate offering price of $ 160,000.

From December 31, 2008 to March 31, 2009, we issued to accredited investor purchasers of our 10% convertible notes and common stock, warrants to purchase 238,534 shares of our common stock.  The warrants have a one year term and an exercise price of $.50 per share.

From December 31, 2008 to March 31, 2009, we issued to accredited investor purchasers of our 10% convertible notes and common stock, warrants to purchase 80,000 shares of our common stock.  The warrants have a one year term and an exercise price of $.50 per share.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

We intend to use the proceeds from sale of our securities to purchase equipment for vending operations, vending machines, supplies and payroll for operations, professional fees, and working capital.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer, Director	June 3, 2009