Form 10-K/A
period 2008-12-31
AVT, Inc.
filed 2009-07-20
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A-1
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

We have substantial indebtedness.

As of December 31, 2008, we had outstanding indebtedness of $1,001,684 which includes $456,854 convertible notes which require us to make quarterly cash interest payments.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

For the year ended December 31, 2007, we had revenues of $2,218,991 and total cost of goods and general and administrative expenses of $1,999,998 for net income of $210,003.

For the year ended December 31, 2008, we had revenues of $2,956,645 and general and administrative expenses of $1,726,107 for net income of $260,749.

Although our revenues increased by $737,654 for the year ended December 31, 2008, our net income decreased due to increase general and administrative expenses relating to increased spending on the research and development of our wireless vending technology platform.  Approximately 10% of this increased spending is due to the operations of the AC Mexican Food restaurant.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash of $56,547 compared to $145,012 at December 31, 2007.

We attribute the reduction in cash for the year ended December 31, 2008, to increased accounts receivable over the prior year ended December 31, 2007.

At December 31, 2008, we had  inventory of $605,067 compared to $1,341,382 for the year ended December 31, 2007.  The decrease in inventory is due to increased sales of our vending machines.

Total assets for the Company increased to $15,170,671 for the year ended December 31, 2008, due primarily to the purchase of the AC Mexican, Inc. restaurant.

Total sales for the year ended December 31, 2008 were $2,956,645 compared to $2,218,991 for the year ended December 31, 2007.  We attribute this increase to increased vending machine sales.

For the year ended December 31, 2008, the Company’s General and administrative expenses increased approximately $231,104 from $1,495,003 for the year ended December 31, 2007 to $1,726,107.  The increase was due to the additional expenses associated with operating the AC Mexican, Inc. restaurant and research and development costs.

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

SWI Trading, Inc. has obtained a $250,000 line of credit with Union Bank of California bank to assist with the transaction.  We plan on borrowing funds from SWI Trading, Inc. to assist us in purchasing the initial production units.  We do not anticipate that the Company will have difficulty repaying SWI Trading, Inc. for the purchase funds borrowed primarily because we will receive deposits with the purchase orders for the vending machines purchased .

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

Our management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in futue periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Chief Financial Officer and Secretary	July 16, 2009

/s/ James Winsor James Winsor	Chief Executive Officer	July 16, 2009

AVT, INC.

Page

Auditor's Report	F-2

Condensed Balance Sheet for the year ended December 31, 2008 and year ended December 31, 2007	F-3

Consensed Statements of Operations for the year ended December 31, 2008 and year ended December 31, 2007	F-4

Condensed Statement of Changes in Shareholders' Deficit for the year ended December 31, 2008	F-5

Condensed Statements of Cash Flows for the year ended December 31, 2008 and year ended December 31, 2007	F-6

Notes to Financial Statements	F-7

F-1

LAWRENCE SCHARFMAN & CO., CPA PC
Certified Public Accounts

18 E SUNRISE HIGHWAY,#203	9608 HONEY BELL CIRCLE
Freeport, NY 11520	Boynton Beach, Fl. 33437
Telephone (516 - 771-5900)	Telephone (561-733-0296)
Facsimile (516 - 771-2598)	Facsimile (561-470-0613)

AVT, Inc.
341 Bonnie Circle Suite 102
Corona, CA 92880

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of AVT, Inc.
as of December 31, 2008 and the related statements of
Operations, Changes in Stockholders Equity and Cash Flows
then ended. These statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.
We believe that our audit provided a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company's existence is dependent upon management's ability to develop profitable operations. Management anticipates the Company will attain profitable status and liquidity through continued
developing, marketing and selling of its products and services.

In our opinion , the financial statements referred to above present fairly, in all material respects the financial position of Automated Vending Technologies as of December 31,2008 and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles. in conformity with generally accepted accounting principles.

Lawrence Scharfman CPA
May 7,2009

Member:
American Institute CPAS	Florida Institute CPAS
Licensed in Florida & New York

AVT, INC.
BALANCE SHEET

	For The	For The
ASSETS	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Current assets:
Cash	$56,547	145,012
Accounts receivable	259,830	184,497
Inventory	605,067	1,341,382
Prepaid expenses	60,899	60,899
Total current assets	982,343	1,731,790

Property and equipment, net of accumulated depreciation.	4,054,025	642,095

Other assets (Note F)	10,134,304	10,703,860

TOTAL ASSETS	$15,170,671	13,077,745

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	93,865	46,504
Other current liabilities	33,088	22,672
Total current liabilities	$126,953	69,176

Long-term Liabilities:
Long term liabilities	132,956	209,261
Notes payable	741,775	2,944,556
Total long term liabilities	874,731	3,153,817

TOTAL LIABILITIES	1,001,684	3,222,994

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized, $.001 par value,
21,149,620 shares issued and outstanding	45,434	39,656
Notes issued that can be converted to common stock	1,901	1,685
Preferred Stock, 3,000,000 authorized, $.001 par value
	2,033,333 shares of Series A Convertible Preferred Stock issued and outstanding
Dividends Paid	(412,796)	-
Additional paid in capital	28,811,652	18,016,080
Retained Earnings	(14,398,883)	(8,422,873)
Net Income (Loss)	119,478	219,003
TOTAL STOCKHOLDERS' EQUITY	14,168,986	9,855,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,170,671	$13,078,745

See notes to the financial statements

F-2

AVT, INC.
STATEMENTS OF OPERATIONS

	For The	For The
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenues:
Sales	$2,956,645	$2,218,991
Total revenues	2,956,645	2,218,991

Expenses:
Cost of Goods Sold	969,790	504,086
General and administrative	1,726,107	1,495,903
Total operating expenses	2,695,896	1,999,989

Operating Income (Loss)	260,749	219,003

Provision for Income Taxes	156,798	81,363

Other income & expenses
Garnishments	15,528	(957)
Interest expense	0	(33,678)
Loss on disposal of assets	0	0
	15,528	(34,636)

NET INCOME (LOSS)	$119,479	$103,005

Basic profit per common share	$0.01	$0.00
Diluted profit per common share	$0.00	$0.00

Weighted average common shares outstanding - Basic	21,149,620	40,029,413
Weighted average common shares outstanding - Diluted	36,128,884	40,389,413

See notes to the financial statements
F-3

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

									Total
		Preferred Stock			Common Stock		Additional	Retained	Stockholders'
		Shares		Amount	Shares	Amount	Paid In Capital	Earnings	Equity

Balance at December 31, 2004	*		$		$1,667,726	$340	$6,606,803	$(4,832,921)	$1,774,222

Common shares issued upon conversion of notes	*				6,610,192	970	3,795,736	—	3,796,706

Net loss for the year ended December 31,2005					—	—		(2,001,149)	(2,001,149)

Balance at December 31, 2005	*				8,277,918	1,310	10,402,539	(6,834,071)	3,569,778

							6,703,541		6,703,541

Common shares issued as payment	*				1,319,322	27,482			27,482

Net Income (Loss) for the year ended December 31,2006					—	—		(1,588,802)	(1,588,802)

Balance at December 31, 2006	*				9,597,240	28,792	17,106,080	(8,422,873)	8,711,999

Common Shares Issued	*				3,291,191	10,864			10,864

							910,000		910,000

Preferred Shares issued		1,200,000		1,200					1,200

Common shares issued upon conversion of notes	*				454,707	1,685			1,685

Net Income (Loss) for the year ended December 31,2007					—	—		219,003	219,003

Balance at December 31, 2007	*	1,200,000		1,200	13,343,138	41,341	18,016,080	(8,203,900)	9,854,721

Common Shares Issued	*				1,807,908	4,126			4,126

							10,795,572	(6,194,952)	4,600,620

Preferred Shares issued		1,000,000		1,000					1,000

Preferred SharesConverted		(166,667)

Common shares issued upon conversion of notes	*				46,667	1,868			1,868
for 1 thru 4

Dividends Paid								(412,796)	(412,796)

Net Income (Loss) for the year ended December 31,2008					—	—		119,479	119,479

Balance at December 31, 2008	*	2,033,333		2,200	15,197,713	47,335	28,811,652	(14,692,200)	14,168,987

* Shares restated to reflect 1 for 3 common stock split

See notes to the financial statements
F-4

AVT, INC.
STATEMENTS OF CASH FLOWS

	For The	For The
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$119,479	$219,003
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(75,333)	(74,531)
Inventory	736,315	(216,956)
Deposits	0	0
Accounts payable and accrued expenses	57,777	(114,010)

NET CASH PROVIDED BY OPERATING ACTIVITIES	838,238	(186,494)

CASH FLOWS FROM INVESTING ACTIVITIES	(1,351,697)	(2,428,942)

NET CASH USED IN FINANCING ACTIVITIES	424,994	2,743,828

NET CHANGE IN CASH	(88,465)	128,392

CASH BALANCES
Beginning of period	145,012	16,620
End of period	$56,547	$145,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Assets purchased with Preferred/Common stock	$1,000,000	$-
	$-	$-

See notes to the financial statements
F-5

AVT, INC.
Notes to Financial Statements
(12/31/08)

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

f.  Other Assets

Asset and Liability Purchase

In April 2008, we purchased 100% of the assets and liabilities of AC Mexican Food, Inc. dba Jalapenos Mexican Food, for a purchase price of 1,000,000 restricted shares of our Series A Convertible Preferred stock.  The asset was valued at $500,000 pursuant to the value of fixtures in the restaurant.  The Series A Convertible Preferred stock was arbitrarily valued at $1.00 per share as there is no public market for the Company’s Preferred stock. Pursuant to FASB 141, the primary purpose of the purchase was to provide an alternative stream for the Company and to provide the Company with the ability to provide Mexican fresh foods in the Company’s vending machines.

Intangible Assets

Our intangible assets include Software Programs/Design valued at $2,516,488 and Copyright and Patents valued at $7,117,815.  These assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include patent prosecution services with various venders and consulting expenses.  We acquired the rights to our pending Wireless Management of Remote Vending patent via payment of 3,000,000 restricted shares of the Company’s common stock valued at $1.00 per share and the rights to our pending MultiMedia System, Method for Controlling Vending Machines patent via payment of 1,000,000 restricted shares of the Company’s common stock valued at $1.00 per share. Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

g.  Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $6,398, sales tax payable of $1,075, automobile liabilities of $14,046 and equipment rental liabilities of $11,569.

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

i.  Inventory

Pursuant to FSAB Technical Bulletin No. 88-2, Definition of a Right of Offset, Inventories are stated at cost. Inventories primarily consists of the food products that are sold in the vending machines.  The current value of machine inventory has been adjusted to reflect market value.

December 31, 2008 ($)

Beginning Inventory	1,341,382
Purchases	233,475
Ending Inventory	(605,067)

Total COG Sold	969,790

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

l.  Earnings per share

Basic earnings per share is computed in accordance with FASB 128 by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Basic earnings per share takes into account only the actual number of outstanding common shares during the period.  Diluted earnings per share take into effect the common shares actually outstanding and the impact of convertible securities, stock options, stock warrants and their equivalents.

m.  Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”.  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  In accordance with SFAS No. 109, the Company’s differed tax asset will be reported as recognized additional paid in capital.  For the quarter ended June 30, 2009, the provision for income taxes at 56% has been corrected to account for previous year (NOL).

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

o.  Investing and Financing Activities

Financing expenditures include payments relating to principle and interest payments on outstanding notes, equipment lease payments, dividend payments and software programs.  The Company had $1,000,000 in net investing activities relating to the restaurant purchase.

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

The Company has the following classes of capital stock as of December 31, 2008:

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