Form 10-Q/A
period 2009-03-31
AVT, Inc.
filed 2009-07-21
CIK 1431888

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

PART I

ITEM 1. FINANCIAL STATEMENTS

AVT, INC.

Page

Auditor's Report	F-2

Condensed Balance Sheet for the three months ended March 31, 2009 and the audited year ended December 31, 2008	F-3

Consensed Statements of Operations for the three months ended March 31, 2009 and the audited comparable three months ended March 31, 2008	F-4

Condensed Statement of Changes in Shareholders' Deficit for the three months ended March 31, 2009 and the audited comparable three months	F-5
ended March 31, 2008

Condensed Statements of Cash Flows for the three months ended March 31, 2009 and the comparable three months ended March 31, 2008	F-6

Notes to Financial Statements	F-7

F-1

AVT, INC.
BALANCE SHEET
UNAUDITED

		Audited
	For the	For the
ASSETS	three months ended	Year Ended
	March, 31 2009	December 31, 2008
Current assets:
Cash	$91,135	$56,547
Accounts receivable	310,255	259,830
Inventory	723,730	605,067
Prepaid expenses	77,767	60,899
Total current assets	1,202,887	982,343

Property and equipment, net of accumulated depreciation.	4,253,771	4,054,024

Other assets (Note F)	10,312,492	10,134,304

TOTAL ASSETS	$15,769,150	$15,170,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	95,946	93,865
Other current liabilities	16,881	33,088
Total current liabilities	$112,827	$126,953

Long-term Liabilities:
Notes payable	1,310,395	874,731

TOTAL LIABILITIES	1,423,223	1,001,684

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized, $.001 par value,
21,935,973 shares issued and outstanding	45,614	45,434
Preferred Stock, 3,000,000 authorized, $.001 par value
	2,033,333 shares of Series A Convertible Preferred Stock issued and outstanding
Notes issued that can be converted to common stock	2,123	1,901
Dividends Paid	(493,487)	(412,796)
Additional paid in capital	28,872,085	28,811,652
Retained deficit	(14,279,404)	(14,398,883)
Net Income (Loss)	196,797	119,478
TOTAL STOCKHOLDERS' EQUITY	14,345,928	14,168,986

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,769,150	$15,170,671

See notes to the financial statements

F-2

AVT, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	For The	For The
	three months ended	three months ended
	March 31, 2009	March 31, 2008

Revenues:
Sales	$675,780	$394,365
Total revenues	675,780	394,365

Expenses:
Cost of Goods Sold	219,359	191,499
General and administrative	401,612	364,125
Total operating expenses	620,971	555,624

Operating Income (Loss)	54,808	(161,260)

Provision for Income Taxes	(137,188)	24,987

Other income & expenses
Garnishments	4,801	(346)
Interest expense	0	0
Loss on disposal of assets	0	0
	4,801	(346)

NET INCOME (LOSS)	$196,797	$(186,593)

Basic profit per common share	$0.01	$(0.01)
Diluted profit per common share	$0.01	$(0.01)

Weighted average common shares outstanding - Basic	21,935,973	15,197,712
Weighted average common shares outstanding - Diluted	37,496,693	29,075,833

See notes to the financial statements
F-3

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

									Total
		Preferred Stock			Common Stock		Additional	Retained	Stockholders'
		Shares		Amount	Shares	Amount	Paid In Capital	Earnings	Equity

Balance at December 31, 2004	*		$		$1,667,726	$340	$6,606,803	$(4,832,921)	$1,774,222

Common shares issued upon conversion of notes	*				6,610,192	970	3,795,736	—	3,796,706

Net loss for the year ended December 31,2005					—	—		(2,001,149)	(2,001,149)

Balance at December 31, 2005	*				8,277,918	1,310	10,402,539	(6,834,071)	3,569,778

							6,703,541		6,703,541

Common shares issued as payment	*				1,319,322	27,482			27,482

Net Income (Loss) for the year ended December 31, 2006					—	—		(1,588,802)	(1,588,802)

Balance at December 31, 2006	*				9,597,240	28,792	17,106,080	(8,422,873)	8,711,999

Common Shares Issued	*				3,291,191	10,864			10,864

							910,000		910,000

Preferred Shares issued		1,200,000		1,200					1,200

Common shares issued upon conversion of notes	*				454,707	1,685			1,685

Net Income (Loss) for the year ended December 31, 2007					—	—		219,003	219,003

Balance at December 31, 2007	*	1,200,000		1,200	13,343,138	41,341	18,016,080	(8,203,900)	9,854,721

Common Shares Issued	*				4,094,672	4,126			4,126

							10,795,572	(6,194,952)	4,600,620

Preferred Shares issued		1,000,000		1,000					1,000

Preferred SharesConverted		(166,667)

Common shares issued upon conversion of notes	*				3,711,811	1,868			1,868

Dividends Paid								(412,796)	(412,796)

Net Income (Loss) for the year ended December 31,2008					—	—		119,479	119,479

Balance at December 31, 2008	*	2,033,333		2,200	21,149,620	47,335	28,811,652	(14,692,200)	14,168,987

Common shares issued	*				771,914	180			180

							60,432		60,432

Preferred shares converted									0

Preferred shares issued									0

Dividends Paid								(80,690)	(80,690)

Common shares issued upon conversion of notes	*				14,440	222			222

Net income for the period ended March 31, 2009								196,797	196,797

Balance at March 31, 2009	*	2,033,333		$2,200	$786,354	$47,737	$28,872,084	$(14,576,094)	$14,345,928

* Shares restated to reflect 1 for 3 common stock split

See notes to the financial statements
F-4

AVT, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	For The	For The
	three months ended	three months ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$196,797	$(186,593)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(50,425)	355,048
Inventory	(135,531)	103,853
Deposits	0	(16,868)
Accounts payable and accrued expenses	(14,126)	35,880

NET CASH PROVIDED BY OPERATING ACTIVITIES	(3,285)	291,319

CASH FLOWS FROM INVESTING ACTIVITIES	(377,935)	(340,058)

NET CASH USED IN FINANCING ACTIVITIES	415,809	(47,836)

NET CHANGE IN CASH	34,588	(96,575)

CASH BALANCES
Beginning of period	56,547	145,012
End of period	$91,135	$48,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Assets purchased with Preferred/Common stock	$1,000,000	$-

See notes to the financial statements
F-5

AVT, INC.
Notes to Financial Statements
(3/31/09)

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

Intangible Assets

Our intangible assets include Software Programs/Design valued at $2,643,535, Copyright and Patents valued at $7,117,848, and Research and Development of $51,109.  These assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include patent prosecution services with various venders and consulting expenses.  We acquired the rights to our pending Wireless Management of Remote Vending patent via payment of 3,000,000 restricted shares of the Company’s common stock valued at $1.00 per share and the rights to our pending MultiMedia System, Method for Controlling Vending Machines patent via payment of 1,000,000 restricted shares of the Company’s common stock valued at $1.00 per share. Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

g.  Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $6,398, sales tax payable of $1,079, automobile liabilities of $6,522 and equipment rental liabilities of $ 2,883

h.  Long Term Liabilities

Long term liabilities include a loans payable to SWI Trading, Inc. in the amount of $485,596 and investor notes in the amount of $678,631.91. We have long term equipment leases totaling $88,381 and long term automobile leases totaling $50,912.  We have a long term lease liability relating to the AC Mexican Food, Inc. in the amount of $6,874.

i.  Inventory

Pursuant to FSAB Technical Bulletin No. 88-2, Definition of a Right of Offset, Inventories are stated at cost. Inventories primarily consists of the food products that are sold in the vending machines.  The current value of machine inventory has been adjusted to reflect market value.

March 31, 2009

Beginning Inventory	588,199
Purchases	354,890
Ending Inventory	(723,730)

Total COG Sold	219,359

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

Results of Operations

We are pleased that our sales have almost doubled for period ended March 31, 2009 compared to the same period for the previous year.

Total sales for the three months ended March 31, 2009, were $675,780 compared to total sales of $394,365 the three months ended March 31, 2008.   We attribute the increase in sales due to increased marketing efforts and the income from the AC Mexican Foods, Inc. restaurant.

For the three months ended March 31, 2009, we had revenues of $675,780, and total cost of goods of $219,359, general and administrative expenses of $401,612 for net income of $54,808.   This compares to March 31, 2008, where we had $394,365 in total revenues, $191,499 in cost of goods, and $364,125 in administrative expenses for a net loss of ($161,260).

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

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of July 6, 2009, we have $96,656 cash on hand.

At March 31, 2009, we had cash of $91,135 compared to cash of $56,547 at December 31, 2008.  We consider this slight increase in cash as insignificant for the current quarter.

           For the three months ended March 31, 2009, our inventory increased from the year end.  At March 31, 2009, we had inventory of $723,730 compared to $605,067 at December 31, 2008.  This increase in inventory is due to  increased vending machine inventory and vending goods.

The Company’s assets increased to $15,769,150 at March 31, 2009 compared to $15,170,671 December 31, 2008.  This $598,479 increase in assets is primarily due to increased furniture and equipment, restaurant vehicles, design and fabrication.

General and administrative expenses for the three months ended March 31, 2009 were $401,612 compared to $364,125 for the period ended March 31, 2008.  This increase is due to operating the AC Mexican Food, Inc. restaurant.

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer, Director	July 16, 2009