Form 10-Q
period 2009-06-30
AVT, Inc.
filed 2009-08-21
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 18, 2009, there were 23,303,297 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

AVT, INC.

Page

Auditor's Report	F-2

Condensed Balance Sheet for the six months ended June 30, 2009 and the audited year ended December 31, 2008	F-3

Consensed Statements of Operations for the six months ended June 30, 2009 and the audited comparable six months ended June 30, 2008	F-4

Condensed Statement of Changes in Shareholders' Deficit for the six months ended June 30, 2009 and the audited comparable six months	F-5
ended June 30, 2008

Condensed Statements of Cash Flows for the six months ended March 30, 2009 and the comparable six months ended June 30, 2008	F-6

Notes to Financial Statements	F-7

F-1

AVT, INC.
BALANCE SHEET
UNAUDITED

		Audited
	For the	For the
ASSETS	six months ended	Year Ended
	June 30, 2009	December 31, 2008
Current assets:
Cash	$76,042	$56,547
Accounts receivable	545,931	259,830
Inventory	594,625	605,067
Prepaid expenses	60,899	60,899
Total current assets	1,277,497	982,343

Property and equipment, net of accumulated depreciation.	4,523,341	4,054,024

Other assets	10,612,350	10,134,304

TOTAL ASSETS	$16,413,188	$15,170,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	155,276	93,865
Other current liabilities	9,129	33,088
Total current liabilities	$164,405	$126,953

Long-term Liabilities:
Notes payable	1,746,631	874,731

TOTAL LIABILITIES	1,911,036	1,001,684

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized, $.001 par value,
22,846,170 shares issued and outstanding	45,781	45,434
Preferred Stock, 3,000,000 authorized, $.001 par value
	2,033,333 shares of Series A Convertible Preferred Stock issued and outstanding
Notes issued that can be converted to common stock	2,153	1,901
Dividends Paid	(585,223)	(412,796)
Additional paid in capital	29,019,293	28,811,652
Retained deficit	(14,279,404)	(14,398,883)
Net Income (Loss)	297,352	119,478
TOTAL STOCKHOLDERS' EQUITY	14,502,152	14,168,986

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,413,188	$15,170,671

See notes to the financial statements

F-2

AVT, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	For The	For The	For The	For The
	three months ended	three months ended	six months ended	six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Sales	$869,360	$653,555	$1,545,139	$1,047,920
Total revenues	869,360	653,555	1,545,139	1,047,920

Expenses:
Cost of Goods Sold	357,226	269,552	576,585	461,051
General and administrative	386,445	524,787	788,057	888,912
Total operating expenses	743,671	794,339	1,364,642	1,349,964

Operating Income (Loss)	125,689	(140,784)	180,497	(302,044)

Provision for Income Taxes	30,877	36,075	(106,311)	61,062

Other income & expenses
Garnishments	(5,743)	(1,152)	(10,544)	(807)
Interest expense	0	0	0	0
Loss on disposal of assets	0	0	0	0
	(5,743)	(1,152)	(10,544)	(807)

NET INCOME (LOSS)	$100,555	$(175,706)	$297,352	$(362,299)

Basic profit per common share	$0.00	$(0.01)	$0.01	$(0.02)
Diluted profit per common share	$0.00	$(0.01)	$0.01	$(0.02)

Weighted average common shares outstanding - Basic	22,846,170	16,796,526	22,846,170	16,796,526
Weighted average common shares outstanding - Diluted	22,876,140	16,856,466	23,097,918	16,931,391

See notes to the financial statements
F-3

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

									Total
		Preferred Stock			Common Stock		Additional	Retained	Stockholders'
		Shares		Amount	Shares	Amount	Paid In Capital	Earnings	Equity

Balance at December 31, 2004	*		$		$1,667,726	$340	$6,606,803	$(4,832,921)	$1,774,222

Common shares issued upon conversion of notes	*				6,610,192	970	3,795,736	—	3,796,706

Net loss for the year ended December 31,2005					—	—		(2,001,149)	(2,001,149)

Balance at December 31, 2005	*				8,277,918	1,310	10,402,539	(6,834,071)	3,569,778

							6,703,541		6,703,541

Common shares issued as payment	*				1,319,322	27,482			27,482

Net Income (Loss) for the year ended December 31, 2006					—	—		(1,588,802)	(1,588,802)

Balance at December 31, 2006	*				9,597,240	28,792	17,106,080	(8,422,873)	8,711,999

Common Shares Issued	*				3,291,191	10,864			10,864

							910,000		910,000

Preferred Shares issued		1,200,000		1,200					1,200

Common shares issued upon conversion of notes	*				454,707	1,685			1,685

Net Income (Loss) for the year ended December 31, 2007					—	—		219,003	219,003

Balance at December 31, 2007	*	1,200,000		1,200	13,343,138	41,341	18,016,080	(8,203,900)	9,854,721

Common Shares Issued	*				4,094,672	4,126			4,126

							10,795,572	(6,194,952)	4,600,620

Preferred Shares issued		1,000,000		1,000					1,000

Preferred SharesConverted		(166,667)

Common shares issued upon conversion of notes	*				3,711,811	1,868			1,868

Dividends Paid								(412,796)	(412,796)

Net Income (Loss) for the year ended December 31,2008					—	—		119,479	119,479

Balance at December 31, 2008	*	2,033,333		2,200	21,149,620	47,335	28,811,652	(14,692,200)	14,168,987

Common shares issued	*				771,914	180			180

							60,432		60,432

Preferred shares converted									0

Preferred shares issued									0

Dividends Paid								(80,690)	(80,690)

Common shares issued upon conversion of notes	*				14,440	222			222

Net income for the period ended March 31, 2009								196,797	196,797

Balance at March 31, 2009	*	2,033,333		$2,200	$21,935,974	$47,737	$28,872,084	$(14,576,094)	$14,345,928

Common shares issued	*				820,286	167			167

							147,209		147,209

Preferred shares converted									0

Preferred shares issued									0

Dividends Paid								(91,736)	(91,736)
					89,910
Common shares issued upon conversion of notes	*					30			30

Net income for the period ended June 30, 2009								100,555	100,555

Balance at June 30, 2009	*	2,033,333		$2,200	$22,846,170	$47,934	$29,019,293	$(14,567,275)	$14,502,152

See notes to the financial statements
F-4

AVT, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	For The	For The
	six months ended	six months ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$297,352	$(362,299)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	(286,101)	375,940
Inventory	10,442	(89,544)
Deposits
Accounts payable and accrued expenses	37,452	45,427

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,145	(30,476)

CASH FLOWS FROM INVESTING ACTIVITIES	(947,362)	(1,619,258)

NET CASH USED IN FINANCING ACTIVITIES	907,713	1,546,619

NET CHANGE IN CASH	19,496	(103,115)

CASH BALANCES
Beginning of period	56,546	145,012
End of period	$76,042	$41,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Assets purchased with Preferred/Common stock	$1,000,000	$-

See notes to the financial statements
F-5

AVT, INC.
Notes to Financial Statements
(6/30/09)

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

Intangible Assets

Our intangible assets include Software Programs/Design valued at $2,695,225 Copyright and Patents valued at $7,116,858, and Research and Development of $102,231.  These assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include patent prosecution services with various venders and consulting expenses.  We acquired the rights to our pending Wireless Management of Remote Vending patent via payment of 3,000,000 restricted shares of the Company’s common stock valued at $1.00 per share and the rights to our pending MultiMedia System, Method for Controlling Vending Machines patent via payment of 1,000,000 restricted shares of the Company’s common stock valued at $1.00 per share. Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

g.  Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $6,398, sales tax payable of $1,079,  and equipment rental liabilities of $ 1,652.

h.  Long Term Liabilities

Long term liabilities include loans payable to SWI Trading, Inc. in the amount of $715,996 and investor notes in the amount of $708,602. We have long term equipment leases totaling $198,316 and long term automobile leases totaling $116,843. We have a long term lease liability relating to the AC Mexican Food, Inc. in the amount of $6,874.

i.  Inventory

Pursuant to FSAB Technical Bulletin No. 88-2, Definition of a Right of Offset, Inventories are stated at cost. Inventories primarily consists of the food products that are sold in the vending machines.  The current value of machine inventory has been adjusted to reflect market value.

June 30, 2009

Beginning Inventory	91,135
Purchases	129,396
Ending Inventory	(577,757)

Total COG Sold	357,226

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
In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.
In March 2008, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 requires enhanced disclosures about Fund’s derivative and hedging activities.  Management is currently evaluating the impact the adoption of SFAS 161 will have on the Company’s financial statement disclosures.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

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

The Company has the following classes of capital stock as of December 31, 2008:

Common stock, $.001 par value:  100,000,000 shares authorized: 22,846,170 shares issued and outstanding.

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

For the quarter ended June 30, 2009, the Company issued 910,197 shares of its common stock.

As at June 30, 2009, the Company had 22,846,170 shares of its common stock issued and outstanding.

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

Liquidation Preference

Company’s Preferred Stock and prior and in preference to any distribution of our assets or surplus funds to the holders of any other shares of stock of the Company by reason of their ownership.

The holders of Series A Convertible Preferred Stock are entitled to receive, prior to the holders of the other series of the of such stock, an amount equal to $0.37 per share with respect to each share of Series A Convertible Preferred Stock, plus all declared but unpaid dividends with respect to such share.

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

Results of Operations

Our sales have increased by $215,805 for period ended June 30, 2009 compared to the same period for the previous year.

Total sales for the three months ended June 30, 2009, were $869,360 compared to total sales of $653,555 the three months ended June 30, 2008.   We attribute the increase in sales due to increased marketing efforts and the income from the AC Mexican Foods, Inc. restaurant.

For the three months ended March 31, 2009, we had revenues of $869,360, and total cost of goods of $357,226, general and administrative expenses of $386,445 for net income of $125,689.   This compares to June 30, 2008, where we had $653,555 in total revenues, $269,552 in cost of goods, and $524,787 in administrative expenses for a net loss of ($140,784).

Our revenues increased by $215,805 for the three months ended June 30, 2009 over the same period last year.  This increased revenue and reduced general and administrative expenses produced approximately $266,473 in increased revenue for the quarter.  The reduced general and administrative expenses was primarily responsible for the increased operating income.

Approximately 75% of our increased revenues for the three months ended June 30, 2009, was due to restaurant revenues.   The remaining approximate 25% was due to increased manufacturing product and vending sales.

Our increased cost of goods sold for the three months ended June 30, 2009, was attributable to increased sales of our vending machines and restaurant costs.  Increased operating costs was due to increased restaurant costs and spending on research and development. Approximately 10% of this increased spending is due to the operations of the AC Mexican Food restaurant.

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

Our general and administrative expenses increased for the three months ended June 30, 2009, primarily due to increased costs of goods and operating expenses relating to increased vehicle expenses, rent for our facility, advertising, payroll expenses and taxes.

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

 Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of August 18, 2009, we have $60,060 cash on hand.

At June 30, 2009, we had cash of $976,042 compared to cash of $56,547 at June 30, 2008.  We consider this increase in cash as insignificant for the current quarter.

           For the three months ended June 30, 2009, our inventory remained relatively stable compared to our ending inventory for the year ended December 31, 2008. At June 30, 2009, we had inventory of $594,625 compared to $605,067 at December 31, 2008.

The Company’s assets increased to $16,413,188 at June 30, 2009 compared to $15,170,671 December 31, 2008.  This $1,242,517 increase in assets is primarily due to increased furniture and equipment, restaurant vehicles, design and fabrication.

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

SWI Trading, Inc. has obtained a $250,000 line of credit with Union Bank of California bank to assist with the transaction.  We plan on borrowing funds from SWI Trading, Inc. to assist us in purchasing the initial production units.  We do not anticipate that the Company will have difficulty repaying SWI Trading, Inc. for the purchase funds borrowed primarily because we will receive deposits with the purchase orders for the vending machines purchased.

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

ITEM 1.LEGAL PROCEEDINGS

We are not a party to any litigation which management believes is other than ordinary routine litigation incidental to our business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer, Director	August 18, 2009