Form 10-Q
period 2009-09-30
AVT, Inc.
filed 2009-11-12
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I

ITEM 1.FINANCIAL STATEMENTS

AVT, INC.

Page

Condensed Balance Sheet for the nine months ended September 30, 2009	F- 2
and the audited year ended December 31, 2008

Consensed Statements of Operations for the nine months ended September 30, 2009	F- 3
and the audited comparable nine months ended September 30, 2008

Statement of Changes in Shareholders' Deficit for the nine months ended September 30, 2009	F- 4

Condensed Statements of Cash Flows for the nine months ended September 30, 2009	F- 5
and the audited comparable nine months ended September 30, 2008

Notes to Financial Statements	F- 6

F-1

AVT, INC.
BALANCE SHEET
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$90,042	$56,547
Account receivables	753,055	259,830
Inventory	711,286	605,067
Other current assets	0	60,899
Total current assets	1,554,383	982,343

Property and equipment	4,611,699	4,058,137
Less: accumulated depreciation	(4,113)	(4,113)
Other assets	838,320	500,000
Intangible assets	9,918,568	9,634,304
Total assets	$16,918,857	$15,170,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	108,274	93,865
Other current liabilities	6,173	33,088
Total current liabilities	$114,447	$126,953

Long-term liabilities:
Long-term debt	295,453	132,956
Notes payable	1,511,783	741,775
Total long-term liabilities	1,807,236	874,731
Total Liabilities	1,921,683	1,001,684

Stockholders' equity
Common stock, 100,000,000 shares authorized, $.001 par value,
$24,157,273 shares issued and outstanding	46,228	45,434
Notes issued that can be converted to common stock	2,102	1,901
Preferred stock, 3,000,000 authorized, $.001 par value, 2,033,333	2,200	2,200
of Series A convertible preferred stock issued and outstanding
Dividends paid	(615,477)	(412,796)
Additional paid in capital	29,466,146	28,811,652
Retained earnings	(13,904,025)	(14,279,404)
Total stockholders' equity	14,997,174	14,168,987
Total liabilities and stockholders' equity	$16,918,857	$15,170,671

See notes to financial statements
F-2

AVT, INC.
STATEMENT OF INCOME
(Unaudited)

	For the 3 months ended	For the 3 months ended	For the 9 months ended	For the 9 months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Product sales revenues	$310,050	$355,270	$871,064	$1,008,520
Manufacturing revenue	376,440	390,397	932,580	549,742
Restaurant revenue	214,372	221,895	642,358	457,220
Total revenues	900,862	967,562	2,446,002	2,015,482

Cost and expenses:
Product purchases	131,839	126,208	438,310	458,420
Operating	94,667	35,596	265,865	103,812
Restaurant supplies	73,464	68,316	172,426	128,939
General and administrative	505,862	410,128	1,297,583	1,299,040
Total costs and expenses	805,832	640,248	2,174,184	1,990,211
Operating profit (Loss)	95,030	327,314	271,818	25,271
Interest expenses	0	0	0	0
Provisions for income taxes	(14,864)	(71,841)	91,446	(132,903)
Garnishments	1,571	6,487	12,115	7,294
Loss on disposal of assets	0	0	0	0
Net Income	$81,737	$261,960	$375,379	$(100,338)
Basic profit per common share	$0.01	$0.02	$0.01	$0.02
Diluted profit per share	$0.01	$0.02	$0.01	$0.02
Weighted average common share outstanding- Basic	24,157,273	18,375,067	24,157,273	18,375,067
Weighted average common share outstanding- Diluted	39,346,643	33,051,104	39,346,643	33,051,104

See notes to financial statements
F-3

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Total
	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Earnings	Equity

Balance at December 31, 2005			$33,487,251	$1,310	$10,402,539	$(6,834,071)	$3,569,778

Purchases					6,703,541		6,703,541

Common shares issued as payment			1,319,322	27,482			27,482

Net Income (Loss) for the year ended December 31, 2006			—	—		(1,588,802)	(1,588,802)

Balance at December 31, 2006			$34,806,573	$28,792	$17,106,080	$(8,422,873)	$8,711,999

Common Shares Issued			4,768,133	10,864			10,864

Purchases					910,000		910,000

Preferred Shares issued	1,200,000	1,200					1,200

Common shares issued upon conversion of notes			454,707	1,685			1,685

Net Income (Loss) for the year ended December 31, 2007			—	—		211,955	211,955

Balance at December 31, 2007	1,200,000	$1,200	40,029,413	$41,341	$18,016,080	$(8,210,918)	$9,847,703

1 for 3 Reverse Split			13,441,310			(6,187,965)	(6,187,965)

Common Shares Issued			3,996,499	4,093			4,093

Purchases					10,795,572		10,795,572

Preferred Shares issued	1,000,000	1,000					1,000

Preferred Shares Converted	(166,667)

Common shares issued upon conversion of notes			3,711,811	1,901			1,901

Dividends Paid						(412,796)	(412,796)

Net Income (Loss) for the year ended December 31,2008			—	—		119,479	119,479

Balance at December 31, 2008	2,033,333	$2,200	21,149,620	$47,335	$28,811,652	$(14,692,200)	$14,168,987

Common Shares Issued			771,913	388			388

Purchases					60,433		60,433

Preferred Shares issued							0

Preferred Shares Converted							0

Common shares issued upon conversion of notes			14,440	14			14

Dividends Paid						(80,691)	(80,691)

Net Income (Loss) for the year ended March 30, 2009			—	—		196,751	196,751

Balance at March 31, 2009	2,033,333	$2,200	21,935,973	$47,737	$28,872,085	$(14,576,140)	$14,345,882

Common Shares Issued			788,484	76			76

Purchases					147,208		147,208

Preferred Shares issued							0

Preferred Shares Converted							0

Common shares issued upon conversion of notes			121,713	121			121

Dividends Paid						(91,736)	(91,736)

Net Income (Loss) for the year ended June 30, 2009			—	—		96,891	96,891

Balance at June 30, 2009	2,033,333	$2,200	22,846,170	$47,934	$29,019,293	$(14,570,985)	$14,498,442

Common Shares Issued			964,310	447			447

Purchases					446,852		446,852

Preferred Shares issued							0

Preferred Shares Converted							0

Common shares issued upon conversion of notes			346,793	(51)			(51)

Dividends Paid						(30,252)	(30,252)

Net Income (Loss) for the year ended June 30, 2009			—	—		81,736	81,736

Balance at September 30, 2009	2,033,333	$2,200	24,157,273	$48,330	$29,466,145	$(14,519,501)	$14,997,174

See notes to financial statements
F-4

AVT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For nine months ended	For nine months ended
	September 30, 2009	September 30, 2008
Operating activities:
Net Income	$375,379	$(100,338)

Adjustments to reconcile net income to
net cash provided by operating activities:	0	0

Changes in operating assets and liabilities:
Accounts receivable	(493,225)	76,405
Inventory	(106,219)	(132,184)
Deposits	60,899	0
Accounts payable and accrued expenses	(12,507)	36,683
Net cash provided by operating activities	(175,673)	(119,434)

Investing activities	(1,176,145)	(1,850,645)

Financing Activities	1,385,313	1,941,069

Net change in cash	33,495	(29,010)

Cash Balances:
Beginning of period	56,547	145,012
End of period	$90,042	$116,002

Supplimental disclosure of cash flow information:
Cash paid uring the period for:
Interest	$0	$0
Income taxes	$0	$0

Non-cash investing and financing transactions:
Debt converted to common stock	$1,000,000	$0
Inventory acquired for debt	$0	$0

See notes to financial statements
F-5

AVT, INC.
Notes to Financial Statements
(9/30/09)

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

Intangible Assets

Our intangible assets include Software Programs/Design valued at $2,793,180 Copyright and Patents valued at $7,125,388.  These assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.  These assets include patent prosecution services with various venders and consulting expenses.  We acquired the rights to our pending Wireless Management of Remote Vending patent via payment of 3,000,000 restricted shares of the Company’s common stock valued at $1.00 per share and the rights to our pending MultiMedia System, Method for Controlling Vending Machines patent via payment of 1,000,000 restricted shares of the Company’s common stock valued at $1.00 per share. Our AVT developed proprietary software, product dispensing systems and multiple designed or developed products are currently in the state of “patent pending.”   Our developed products include inventory control software, progress monitors, service logs, purchase order, data base management, generators, touch screen vending, cashless payment systems, and digital signage.  Hardware assets include our 24 hour Vend Mart, Tech Store, Automated Express Market, Ivend and Vend Sensor System.

g.  Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $4,975, sales tax payable of $30 and equipment rental liabilities of $ 1,168.

h.  Long Term Liabilities

Long term liabilities include loans payable to Worth, Inc. in the amount of $853,930 and investor notes in the amount of $657,853. We have long term equipment leases totaling $280,424 and long term automobile leases totaling $11,803. We have a long term lease liability relating to the AC Mexican Food, Inc. in the amount of $3,226.

i.  Inventory

Pursuant to FSAB Technical Bulletin No. 88-2, Definition of a Right of Offset, Inventories are stated at cost. Inventories primarily consists of the food products that are sold in the vending machines.  The current value of machine inventory has been adjusted to reflect market value.

September 30, 2009

Beginning Inventory	76,052
Purchases	320,518
Ending Inventory	(696,540)

Total COG Sold	299,970

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
In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.
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

Prior to January 1, 2008, SWI Trading, Inc. had loaned the Company a total of $897,318, through direct loans and a convertible promissory note in the amount of $761,168 dated November 1, 2006.   The convertible promissory note was a zero interest note maturing on January 1, 2007, and replacing all preexisting debt obligations to SWI Trading, Inc.  At the option of the note holder, the note converted into restricted shares of the Company’s common stock at $.50 per share.  On January 1, 2008, we entered into an agreement with SWI Trading, Inc. whereby SWI agreed to waive repayment of $500,250 of the $897,318 total owed to SWI Trading, Inc. in exchange for the issuance of $1,724,133 restricted shares of our common stock.  In addition, SWI agreed to waive any claim it may have against us for interest due upon the loan, and/or unpaid compensation due for:  services rendered; research and development fees; technology development fees; loan acquisition services and any other claims.

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

For the quarter ended September 30, 2009, the Company issued 1,311,103 shares of its common stock.

As at September 30, 2009, the Company had 24,157,273 shares of its common stock issued and outstanding.

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

Results of Operations

For the nine months ended September 30, 2009, our net income has increased by $75,714, compared to the same period for the previous year.

Total revenues for the nine months ended September 30, 2009, were $2,446,002 compared to total revenues of $2,015,482 for the nine months ended September 30, 2008.  The increase in revenues is due increased manufacturing revenue of $382,838 and increased restaurant revenue of $185,138.  Our product sales revenue decreased slightly by $137,456.

We attribute the increase manufacturing revenues to increased sales of custom vending machines.  Increase restaurant revenue is due to successful reduction in payroll, general administrative expenses and a temporary rent reduction.  The reduction in product sales is primarily related to decreased vending route sales.

For the three months ended September 30, 2009, we had revenues of $900,862, and total cost of goods and operating expenses of $805,832, for net income of $81,737.   This compares to the three months ended September 30, 2008, where we had $967,562 in total revenues, $640,248 in total costs of goods and operating expenses for a net income of $261,960.  We attribute the reduction in net income for the three months ended September 30, 2009, due to decreased revenues of $66,700 and increased operating expenses of $165,584.

Our increased cost of goods sold for the three months ended September 30, 2009, was attributable to increased sales of our vending machines and restaurant costs.  Increased operating costs was due to increased restaurant costs and spending on research and development. Approximately 10% of this increased spending is due to the operations of the AC Mexican Food restaurant.

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

Our general and administrative expenses increased for the three months ended September 30, 2009, primarily due to increased costs of goods and operating expenses relating to increased vehicle expenses, rent for our facility, advertising, payroll expenses and taxes.

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

 Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of November 5, 2009, we have $89,254 cash on hand.

At September 30, 2009, we had cash of $90,042 compared to cash of $56,547 at December 31, 2008.  We consider this increase in cash as insignificant for the current quarter.

           For the three months ended September 30, 2009, our inventory increased slightly compared to our ending inventory for the year ended December 31, 2008. At September 30, 2009, we had inventory of $711,286 compared to $605,067 at December 31, 2008.  This increase relates primarily to receiving a new shipment of vending machines from our manufacturer in China.

The Company’s assets increased to $16,918,858 at September 30, 2009 compared to $15,170,671 December 31, 2008.  This $1,748,187 increase in assets is primarily due to increased  account receivables, restaurant and equipment and vehicles.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended September 30, 2009.

7/1/09 – 9/30/09
Date of Sale	Purchaser Name	Price ($)	Security	# Shares Sold

7/06/09	EB Mendenhall	20,000.00	Note
7/17/09	Earl Zack	15,000.00	Note
8/13/09	Al Sanderson	40,000.00	Note
9/10/09	Douglas Kruegar	10,000.00	Note
9/18/09	Pointdexter	100,000.00	Note
9/29/09	Shannon Allan	35,000.00	Note

7/10/09	Richard C. Engelke	10,000.00	Common Stock	20,000
7/14/09	Ron Weisenburger	20,000.00	Common Stock	40,000
7/17/09	George Woloshyn	50,000.00	Common Stock	100,000
7/17/09	Edward J. Durban	10,000.00	Common Stock	20,000
7/28/09	Charlotte P. Engelke	20,000.00	Common Stock	40,000
8/10/09	Al Hickenbotham	10,000.00	Common Stock	20,000
8/21/09	George Woloshyn	40,000.00	Common Stock	80,000
8/24/09	Richard C. Engelke	10,000.00	Common Stock	20,000
8/25/09	Irene Kost	20,000.00	Common Stock	40,000
9/9/09	Dan Breeding	10,000.00	Common Stock	20,000
9/28/09	Stuart M. Benjamin	6,500.00	Common Stock	10,000

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer, Director	November 11, 2009