Form 10-K
period 2009-12-31
AVT, Inc.
filed 2010-04-12
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code:                                                                                                         (951) 737-1057
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                common stock, $.001 par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes No	[ ] [X]
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes No	[ ] [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes No	[ ] [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $16,157,962.

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

We also own and operate a Mexican fast food restaurant, known as AC Mexican Food, Inc. dba, Jalapenos.  The restaurant is located in a food court of a retail mall at 20532 El Toro Road, #112, Mission Viejo, CA 92692.  The restaurant is a typical Mexican fast food restaurant that operates from mid morning through late evening with the majority of  its business being  lunch and dinner patrons.

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

•
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

•
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

The Market

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

OUR PRODUCTS AND SERVICES

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

Media Advertising

 We have developed AVTi Media™ which allows for an advertising medium to be added to virtually any of AVT designed systems including AEM™ cabinets and all four next generation vending machines.  By incorporating AVTI Media, we allow the consumer to view the media, advertising or hotel messaging while they make their selections.  AVTi Media can generate advertising revenue for owners and operators in many settings such as conference rooms, hotel lobbies, airport terminals, restaurants, car rental outlets and surgery center waiting rooms.  By having vending machines in prominent locations within major companies, the vending operator “owns” the valuable space that can be used to generate advertising revenue through the Digital TV Message Board or (DTVMB) technology.  Our Vending Management System software allows for the management of machine inventory, repairs, collections and advertising through remote access. VMS™ enables owner/operators to reduce costs and increase profits by enabling real time access to inventory levels, system status, machine service and daily receivables with little to no machine down time.

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

Fabrication

We fabricate the housing for our vending machines utilizing offshore contract manufacturers.  Our final fabrication and assembly is based in Corona, California at our main facility.  Local manufacturing includes approximately 10,000 sq/ft of sheet metal fabrication and 15,000 sq/ft of assembly.  In-house Fabrication Capabilities include; Sheet Metal Forming, Welding, NC Punching, pot Welding, Machining and Fab Win (Fabrication Programming Software).  In-House Assembly Capabilities include; Line Assembly, System Integration, QC Testing, Silk Screening, Operational Testing.

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

• Take a Break:	Primary operations in Corona having about 20 trucks to service their routes.

• Continental:	Primarily operations in Orange County having have about 30 to 35 trucks servicing their routes.

• Complete:	Primarily operations in Riverside and San Bernardino Counties having approximately about 19 trucks.

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

• Crane:	Which also owns Dixie Narco, AP (Auto Products) and National Vendors is the largest manufacture of traditional baseline vending systems.

• USI:	A seasoned vending manufacture having many years in the manufacturing of traditional baseline vending systems.

• AMS:	A large manufacture which designs its own traditional baseline systems and has been in the vending business for many years.

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

PATENTS

We currently have five pending patents for our technology.  These pending patents are summarized below.

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

FABRICATION AND DESIGN

AVT is dedicated to the development of technology enriched vending and product dispensing systems.  Our fabrication and design team is staffed with software, electromechanical and firmware engineers, and information technology specialists with the primary responsibility of developing and integrating new technology into our vending systems.

Our fabrication and design team uses creative tools such as “Solid Works” to develop and generate CAD drawings which are used by our local manufacturing partners and OEM manufacture in China to produce our state of the art vending systems, components and retrofit designs.  These machines are shipped to our facility in Corona, California for integration, assembly, final testing and deployment.

Fabrication and design effort is the design and enhancement of our AVTi Media products.  The AVTi Media products are integrated into our base systems and also sold to other vending manufactures.  The following is a summary of our current AVTi products:

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

Our secondary fabrication and design efforts run concurrently with our primary efforts to support ongoing systems and to develop new products.  These products are summarized as follows:

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

In additional, we have a variety of ongoing hardware and software R&D projects which are at various stages of development.  The following is a brief list of some of our non-confidential R&D efforts:

MDB – PC Software Interface DEX to PC software Interface MDB to USB Hardware Device DEX to Radio Controller PCB X – Y Dispensing Center Design	VMSII – Hardware/Server/Software Project VMS – Drop Sensing efforts AEM Cabinet Design Multiple All-In-One PC/LCD Displays designs Multiple Custom Dispensing Projects

 Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Number of total employees and number of full time employees.

We currently have approximately 23 full time employees and 5 part-time employees.  We allow and utilize the services of independent contractors.

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

We have substantial indebtedness.

As of December 31, 2009, we had outstanding indebtedness of $2,173,515 which includes $1,789,338 convertible notes which require us to make quarterly cash interest payments.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

Item 3.  Legal Proceedings

           We are not a party to any pending legal proceedings responsive to this Item #.

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

The following table sets forth the quarterly high and low sale prices of our common stock, as adjusted for the 1 for 3 reverse split occurring on January 17, 2008, for the two most recent fiscal years.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2008	$2.65	$0.80
Second Quarter 2008	$1.85	$0.90
Third Quarter 2008	$1.25	$0.87
Fourth Quarter 2008	$1.05	$.75
First Quarter 2009	$1.00	$.80
Second Quarter 2009	$.90	$.75
Third Quarter 2009	$.87	$.70
Fourth Quarter 2009	$1.35	$.75

We have never declared or paid cash dividends

As of February 22, 2010, there are approximately 931 holders of record of our common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Inventories are valued at the lower of average cost.

Revenue is recognized at the time of sale upon receipt of payment.

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

For the year ended December 31, 2009, we had revenues of $2,956,645 and total cost of goods and general and administrative expenses of $2,918,674 for net income of $35,728.

For the year ended December 31, 2009, we had revenues of $4,431,154 and total cost of goods and general and administrative expenses of $4,297,078 for net income of $117,068.

Our revenues increased by $1,449,253 for the year ended December 31, 2009, Our general and administrative expenses also increased by $1,371,008 for the year ended December 31, 2009, primarily due to increased manufacturing product and operating expenses relating to increased restaurant expenses, rent for our facility, payroll expenses .

For the year ended December 31, 2009, our net income has increased by $78,245 compared to the previous year  December 31, 2008.

Total revenues for the year ended December 31, 2009, were $4,431,154 compared to total revenues of $2,956,645 for the year ended December 31, 2008.  The increase in revenues is due to increased manufacturing revenue of $1,471,442  and increased restaurant revenue of $215,687.  Our product sales revenue decreased slightly by $212,620.

We attribute the increase manufacturing revenues to increased sales of custom vending machines.  Increase restaurant revenue is due to increased catering revenue.  The reduction in product sales is primarily related to decreased vending route sales.

Our general and administrative expenses increased for the year ended December 31, 2009, primarily due to increased costs of goods and operating expenses relating to increased rent for our facility, advertising and payroll expenses.

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

Inflation and changing prices have affected our business as related primarily to fuel and increased vehicle expenses.  We anticipate that fuel costs will continue, thus increasing our operating costs.  Our cost of goods and prices for our products remain relatively stable and we expect this trend to continue through the end of 2010.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  At December 31, 2009, we had cash of $1,078,252 compared to cash of $56,547 at December 31, 2008.

At December 31, 2009, we had inventory of $395,461 compared to $590,597 for the year ended December 31, 2008.  The decrease in inventory for the year ended December 31, 2009, is due to increased sales of our vending machines.

The Company’s assets increased from $14,957,664 for the year ended December 31, 2008 to $18,599,987 for the year ended December 31, 2009.  This increase in assets is due to increased intellectual property assets.

The companies long term debt and notes payable as of December 31, 2009, for a total of $1,728,460. Are due to share holder notes of $1,476,996 and have terms on an average of three years from issue date. Long term debt of $251,464, consists of equipment leases.

For the year ended December 31, 2009, the Company’s general and administrative expenses increased approximately $627,699 and $583,653 from the year ended December 31, 2008.  The increase was due to the additional expenses associated with operating the AC Mexican, Inc. restaurant and fabrication costs.

All receivable accounts are due within 45 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally. As of December 31, 2009 accounts receivable total was $1,882,535, this increase is due to new customers with large orders for machines. Average days outstanding for December 31, 2009 is 90 days due to larger orders. December 31, 2008 our average days outstanding were 45-60 due to smaller orders.

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

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

I tem 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize sensitive instruments subject market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-K, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2009, the Company's internal control over financial reporting was effective.

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
Management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Natalie Russell	42	Secretary, Chief Financial Officer and Director

James Winsor	47	Chief Executive Officer and Director

Loretta Vermette	66	Director

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

Code of Ethics

Our board of directors has adopted the AVT, Inc. Code of Business Conduct and Ethics.  The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission ; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  341 Bonnie Circle Drive, Suite 102, Corona, CA 92880.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Natalie Russell	2009	65,000	0	100,000(2)	0	0	0	0	$165,000(1)
Secretary, Chief Financial Officer and Director	2008	65,000	0	100,000(2)	0	0	0	0	$165,000(1)

James Winsor	2009	75,000	0	100,000(2)	0	0	0	0	$175,000(1)
Chief Executive Officer and Director	2008	75,000	0	100,000(2)	0	0	0	0	$175,000(1)

Loretta Vermette	2009	0	0	45,000	0	0	0	0	$45,000(1)
Chairman	2008	0	0	45,000	0	0	0	0	$45,000(1)

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by the persons identified below.  As of February 22, 2010, we had 28,956,868 shares of our common stock issued and outstanding.  The table represents 15,262,570 issued and outstanding shares which includes, as of February 22, 2010,   3,062,572 issued and outstanding shares of our common stock and 12,199,998 shares of our common stock issuable upon conversion of our outstanding Series A Convertible Preferred Stock assuming all the Series A Convertible Preferred Stock is converted.

1.	Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

2.	Each of our directors and executive officers; and

3.	All of our Directors and Officers as a group

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Natalie Russell (2)(9)	260,204	(1)

Common Stock	James Winsor (2)	234,907	(1)

Common Stock	Loretta Vermette (3)	167,274	(1)

Common Stock	SWI Trading, Inc. (4)(7)	13,039,996(6)	45%

Common Stock	Illingworth Family Trust (5)(8)	250,000	3%

Common Stock	Illingworth Trust (5)(8)	1,310,189	4%

Common Stock	All Directors and Officers as a Group	2,222,574	7%

(1)           Less than 1%

(2)           The address is 341 Bonnie Circle, Suite 102, Corona, CA 92880

(3)           The address is 2557 Old Windmill Court, Riverside, CA 92882

(4)           The address is 2320 Whiteoak Lane, Corona, CA 92882

(5)           The address is 1456 Elegante Court, Corona, CA 92882

(6)           SWI Trading, Inc. holds 839,998 shares of our common stock and 2,033,333 shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six shares of our common stock.

(7)           SWI Trading, Inc. is owned by Jon Illingworth, our founder’s father.

(8)           The Trustor of the Illingworth Family Trust and the Illingworth Trust is Loretta Vermette, one of our directors.

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

Appointment of Auditors

Our Board of Directors selected Larry O'Donnell, CPA as our auditors for the year ended December 31, 2009.

Audit Fees

Mr. O’Donnell billed us $25,000 in audit fees during the year ended December 31, 2009 and $35,000 in audit fees during the year ended December 31, 2008.

Audit-Related Fees

            We did not pay any fees to Larry O’Donnell, CPA for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2009 and December 31, 2008.

Tax and All Other Fees

We did not pay any fees to Larry O’Donnell, CPA for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2009 and December 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Larry O’Donnell, CPA and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2009, and for the year then ended, none of the hours expended on Larry O’Donnell’s engagement to audit those financial statements were attributed to work by persons other than Mr. O’Donnell’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Condensed and Audited Balance Sheet for the years ended December 31, 2009 and December 31, 2008

Condensed and Audited Statements of Operations for the years ended December 31, 2009 and December 31, 2008

Condensed and Audited Statement of Changes in Shareholders' Deficit for the Year ended December 31, 2009 and December 31, 2008

Condensed and Audited Statements of Cash Flows for the year ended December 31, 2009 and December 31, 2008

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-1	2/24/2009

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1			X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2			X

Certification of Natalie Russell pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of James Winsor pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVT, INC. /s/ Natalie Russell By: Natalie Russell Its: Chief Financial Officer Its: Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.
Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	April 9, 2009

/s/ James Winsor James Winsor	Chief Executive Officer, Director	April 9, 2009

AVT, INC.

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Income	F-4

Statements of Changes in Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

F-1

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545 Fax (303) 369-9384 Email larryodonnellcpa@msn.com www.larryodonnellcpa.com	2228 South Fraser Street Unit I Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AVT, Inc.

I have audited the accompanying balance sheet of AVT, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of , Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Larry O’Donnell, CPA, PC
April 12, 2010

F-2

AVT, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$1,078,252	$56,547
Accounts receivable, net	1,882,535	259,830
Inventory	395,461	590,597
Other current assets	0	60,899
Total current assets	3,356,248	967,873

Property and equipment
Vending equipment and systems	2,073,457	1,808,781
Vehicles	454,191	323,502
Machinery and equipment	500,000	500,000
Office equipment and furniture	487,595	264,264
Building and leasehold improvements	194,051	186,350
Less: accumulated depreciation	(574,604)	(465,526)
Property and equipment, net	3,134,690	2,617,371

Intangible assets, net	10,846,523	10,384,937
Goodwill	1,262,526	987,483
Total assets	$18,599,987	$14,957,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	114,402	146,866
Other current liabilities	330,653	32,013
Total current liabilities	$445,055	$178,879

Long-term liabilities:
Long-term debt	251,464	231,551
Notes payable	1,476,996	734,030
Total long-term liabilities	1,728,460	965,581
Total Liabilities	2,173,515	1,144,460

Stockholders' equity
Preferred stock	2,200	2,200
Common stock, 100,000,000 shares authorized, $.001 par value,
$27,354,261 shares issued and outstanding	23,190	20,629
Additional paid in capital	22,940,553	20,446,914
Accumulated deficit	(6,539,471)	(6,656,539)
Total stockholders' equity	16,426,472	13,813,204
Total liabilities and stockholders' equity	$18,599,987	$14,957,664

F-3
(See Notes to Financial Statements)

AVT, INC.
STATEMENTS OF INCOME

	December 31, 2009	December 31, 2008
Revenues:
Vending machine products and participation	$1,124,001	$1,336,621
Vending machine manufacturing and fabrication	2,429,506	958,064
Non-vending	877,647	661,960
Total revenues	4,431,154	2,956,645

Operating costs and expenses:
Cost of vending machine products	568,762	601,152
Cost of vending manufacturing	880,177	148,161
Cost of non-vending revenues	238,882	187,803
General and administrative	2,609,257	1,981,558
Total operating costs and expenses	4,297,078	2,918,674

Income from operations	134,076	37,971

Other income (expense)
Interest expense	17,008	2,243
Provision for Income Taxes
Total other income (expense)	17,008	2,243

Net Income	$117,068	$35,728
Net income per share - basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01
Weighted average common share outstanding- Basic	27,354,261	21,149,620
Weighted average common share outstanding- Diluted	43,436,579	35,716,383

F-4
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	18,416	18,016,080	(6,692,267)	11,343,429

Issuance of common stock				7,083,163	1,421	2,430,834		2,432,255

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008				—	—		35,728	35,728

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	20,446,914	(6,656,539)	13,813,204

Issuance of common stock				5,255,456	1,597	2,493,639		2,495,236

Issuance of common stock for conversion of notes payable				949,185	964			964

Net Income (Loss) for the year ended December 31,2008							117,068	117,068

Balance at December 31, 2009		2,033,333	2,200	27,354,261	23,190	22,940,553	(6,539,471)	16,426,472

* Amounts have been restated to reflect the 1 for 3 reverse split in January 2008
F-5
(See Notes to Financial Statements)

AVT, INC.
STATEMENTS OF CASH FLOWS

	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$117,068	$35,728

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation/ Amortization	109,078	163,047
Changes in operating assets and liabilities:
Accounts receivable	(1,622,705)	(75,333)
Inventory	195,136	784
Accounts payable and accrued expenses	327,075	56,703
Net cash provided by (used in) operating activities	(874,348)	180,929

Cash flows from investing activities
Purchases of property and equipment	(626,396)	(1,335,265)
Route Purchases/ Contracts	0	500,000
Other Assets	(275,043)	(587,483)
Intangible Assets	(461,586)	(1,504,647)
Net cash provided by (used in) investing activities	(1,363,025)	(2,927,395)

Cash flows from financing activities
Proceeds from (payments on) notes payable, net	742,966	(528,770)
Equipment Leases	19,912	71,117
Proceeds from the issuance of common stock	2,496,200	3,115,653
Net cash provided by (used in) financing activities	3,259,078	2,658,000

Net increase (decrease) in cash	1,021,705	(88,465)

Cash, beginning of year	56,547	145,012
Cash, end of year	$1,078,252	$56,547

Supplimental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,008	$2,243
Income taxes	$57,750	$87,483

F-6
(See Notes to Financial Statements)

AVT, INC.
NOTES TO FINANCIAL STATEMENTS
(12/31/09)

1. ORGANIZATION AND NATURE OF OPERATIONS

The Company was originally organized under the laws of the State of Delaware on February 26, 1969, as Infodex, Inc. At that time, the Company was engaged in the development, manufacturing and selling of various electronic devices, especially in the preparation various types of oscilloscopes known as “CRT” display modules.  In March 2005, the Company was renamed to Midwest Venture Group, Inc. and In September 2005, the Company again changed its name to Automated Vending Technologies, Inc. to better reflect the Company’s primary operations as a vending machine manufacturer and vending route operator.  In January, 2008, the Company changed its state of domicile to Nevada, changed its name to AVT, Inc. and completed a 1 for 3 reverse split of its common stock.  In April 2008, the Company acquired 100% of the outstanding common stock of AC Mexican Food, Inc. dba Jalapeno’s Mexican food restaurant and as further described in Note 6.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles in the United States (GAAP). The company has a December 31st year end.

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

Concentration of Credit Risk

The Organization places its cash deposit with high-credit quality, Federal Deposit Insurance Corporation (FDIC) insured financial institutions. Financial instruments that potentially subject the Organization to concentrations of credit risk consist primarily of cash deposits in excess of FDIC’s insurance limit of $250,000.    Management believes the financials risk associated the cash deposits in excess of this limit is minimal and has not experienced any losses to date.

Accounts Receivable

The Company is also subject to credit risk as it extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  The Company’s terms are typically net 30 days.  The Company periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts.  As of December 31, 2008, the Company considered all outstanding receivables fully collectible, therefore an allowance of $-0- has been provided for.

Inventory

Inventory is primarily valued using an average cost method and is stated at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the term of the lease of the related assets, whichever is shorter. Estimated useful lives generally range from 3 to 7 years.

Maintenance and repairs are charged to expense as incurred.  Renewals and improvements of a major nature are capitalized. At the time of the retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are reflected in income.

Intangible Assets

Intangible assets are carried at cost and consist of patents, copyrights and certain vending route contracts. Amortization is provided on the straight-line basis over the estimated useful lives of the respective assets, ranging from five to seventeen years.

Goodwill

Goodwill is the excess of cost over the fair value of net assets of businesses acquired.  Goodwill is not amortized but is evaluated for impairment as described below.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment." ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended December 31, 2009 and 2008, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists; products are received by customers and title passes; fee is fixed and determinable; and, collectibility is reasonably assured.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131), the Company is required to disclose certain disclosures of operating segments, as defined in SFAS 131. Management has determined that the Company has two (2) segments related to its Vending and Restaurant operations.

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

Basic earnings per share take into account only the actual number of outstanding common shares during the period.  Diluted earnings per share take into effect the common shares actually outstanding and the impact of convertible securities, stock options, stock warrants and their equivalents.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.

SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 (R) to have a material impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect this to have a significant impact on its financial statements.

3.           INVENTORY

	December 31,
	2009	2008

Food products	$ 58,769	$ 76,985
Machine inventory	$215,282	$454,282
Parts inventory	$105,347	$ 42,463
Machine change	$ 16,063	$ 16,868
	$395,461	$590,598

Inventories consists of food products at $58,769, machine inventory at $215,282, parts inventory at $105,347 and machine change at $16,063 as of December 31, 2009.Inventories consists of food products at $76,985, machine inventory at $454,282 parts inventory at $42,463 and machine change at $16,868 as of December 31, 2008.

4.           PROPERTY AND EQUIPMENT

Machines on location	$1,051,638
Restaurant equipment	$ 500,000
Building improvements	$ 194,051
Vehicles	$ 454,191
Furniture and equipment	$ 364,785
Route purchases	$1,145,000
Fabrication and design	$ 913,453
Kiosk	$ 108,366
Computer and software	$ 122,810
$4,854,294

Fixed assets include machines on location $1,051,638, restaurant equipment $500,000, building improvements $194,051,  vehicles $454,191 furniture and equipment $364,785, vending route purchases $1,145,000, fabrication and design $913,453, Kiosk $108,366, computer and software $122,810 as of December 31, 2009.

5.           INTANGIBLE ASSETS

Software programs and design	$2,389,216
Copyright and patents	$7,312,307
$9,701,523

Our intangible assets include Software Programs/Design valued at $2,389,216 and Copyright and Patents valued at $7,312,307.  These assets are valued and expensed at fair market prices in accordance FSAB Statement No.2 (FAS-2) Accounting for Research and Development Costs.
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

6.           BUSINESS COMBINATION

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

7.           LIABILITIES

Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $9,775, current shareholder notes of $44,955, loans payable to Worth, Inc. in the amount of $267,387, equipment leases totaling $4,513 and automobile leases totaling $4,023.

Long Term Liabilities

Lease Account	2010	2011	2012	2013	2014
Falcon 241414	$ 41,187.62	$ 24,443.30	$ 7,698.98	$ -	$ -
Falcon 21430	$ 42,582.98	$ 25,838.66	$ 9,094.34	$ -	$ -
Falcon 598	$ 41,245.83	$ 19,550.55	$ -	$ -	$ -
De Lage 77509	$ 34,129.92	$ 18,814.08	$ 3,498.24	$ -	$ -
Firestone Financial	$ 36,690.69	$ 15,931.77	$ -	$ -	$ -
Firestone 528916	$ 57,022.24	$ 31,462.24	$ 5,902.24	$ -	$ -
	$ 252,859.28	$ 136,040.60	$ 26,193.80	$ -	$ -

Long term liabilities include investor notes in the amount of $1,476,996.  We have long term equipment leases totaling $251,464.

 The company's convertible promissory notes are offered with 1 to 36 month maturity dates at 10% paid quarterly and offer conversion features to convert the outstanding principal and interest into shares of our common stock.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

• Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

• Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

• Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

9.           COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

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

Leases

The Company has various operating lease commitments in connection with its office space and certain equipment.

Legal

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

11.           STOCKHOLDERS’ EQUITY

The Company has the following classes of capital stock as of December 31, 2009.

Common stock, $.001 par value:  100,000,000 shares authorized: 27,354,261 shares issued and outstanding.

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

As at December 31, 2007, the Company had 13,441,310 shares of its common stock issued and outstanding.

As at December 31, 2008, the Company had 21,149,620 shares of its common stock issued and outstanding.

As at December 31, 2009, the Company had 27,354,261 shares of its common stock issued and outstanding.

Preferred Stock

For the year ended December 31, 2007, we issued 1,200,000 shares of our Series C Convertible Preferred Stock in exchange for cancellation of debt and our obligation to issue shares of our common stock.  The Series C Convertible Stock was valued at $.001 par value.

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

For the quarter ended June 30, 2008, we issued SWI Trading, Inc. a total of 1,000,000 shares of our Series A Convertible Preferred stock as payment for the purchase of certain assets and liabilities of AC Mexican Food, Inc., a California corporation.  The Series A Convertible Stock was valued at $.001 par value.

There are no previsions or circumstances that will require the company to record our Preferred Stock outside permanent equity.

The Series A Convertible Preferred Stock has the following rights and preferences:

Conversion Rights

Each share of the Series A Preferred Stock may be convertible, at the option of the holder thereof and subject to notice requirements described herein, at any time, into six (6) shares of our common stock.

Dividend Rights

Holders of our Series A Convertible Preferred Stock will be entitled to receive dividends on the stock out of assets legally available for distribution when, as and if authorized and declared by our Board of Directors.

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

F-7