Form 10-K/A
period 2009-12-31
AVT, Inc.
filed 2010-04-13
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K A/1
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

We have only recently been subject to the reporting requirements of the Securities Exchange Act of 1934 and other rules and regulations of the SEC.  We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting.  However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

For the year ended December 31, 2008, we had revenues of $2,956,645 and total cost of goods and general and administrative expenses of $2,918,674 for net income of $35,728.

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