Form 10-Q
period 2010-03-31
AVT, Inc.
filed 2010-05-17
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

AVT, INC.

Nevada	000-53372	11-3828743
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
341 Bonnie Circle, Suite 102
Corona, CA 92880
(Address of principal executive offices)

(951) 737-1057
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X].

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2010, there were 32,178,965 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

AVT, INC.

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Income	F-4

Statements of Changes in Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

F-1

AVT, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$829,695	$1,078,252
Accounts receivable, net	2,209,818	1,882,535
Inventory	868,539	395,461
Other current assets		0
Total current assets	3,908,052	3,356,248

Property and equipment
Vending equipment and systems	2,174,540	2,073,457
Vehicles	475,946	454,191
Machinery and equipment	506,800	500,000
Office equipment and furniture	498,423	487,595
Building and leasehold improvements	204,960	194,051
Less: accumulated depreciation	(574,604)	(574,604)
Property and equipment, net	3,286,065	3,134,690

Intangible assets, net	11,006,390	10,846,523
Goodwill	1,262,526	1,262,526
Total assets	$19,463,033	$18,599,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	291,045	114,402
Other current liabilities	771,984	330,653
Total current liabilities	$1,063,029	$445,055

Long-term liabilities:
Long-term debt	224,447	251,464
Notes payable	1,300,846	1,476,996
Total long-term liabilities	1,525,293	1,728,460
Total Liabilities	2,588,322	2,173,515

Stockholders' equity
Preferred stock	2,200	2,200
Common stock, 100,000,000 shares authorized, $.001 par value,
$30,531,716 shares issued and outstanding	23,627	23,190
Additional paid in capital	23,366,911	22,940,553
Accumulated deficit	(6,518,027)	(6,539,471)
Total stockholders' equity	16,874,711	16,426,472
Total liabilities and stockholders' equity	$19,463,033	$18,599,987

F-3
(See Notes to Financial Statements)

AVT, INC.
STATEMENTS OF INCOME

	March 31, 2010	March 31, 2009
Revenues:
Vending machine products and participation	$253,477	$261,987
Vending machine manufacturing and fabrication	925,282	202,661
Non-vending	178,498	212,812
Total revenues	1,357,257	677,460

Operating costs and expenses:
Cost of vending machine products	120,309	123,302
Cost of vending manufacturing	368,570	17,148
Cost of non-vending revenues	52,538	68,528
General and administrative	683,449	830,056
Total operating costs and expenses	1,224,866	1,039,034

Income from operations	132,391	(361,574)

Other income (expense)
Interest expense	77,178	0
Provision for Income Taxes	33,768	0
Total other income (expense)

Net Income	$21,445	$(361,574)
Net income per share - basic	$0.02	$0.01
Net income per share - diluted	$0.02	$0.01
Weighted average common share outstanding- Basic	30,531,716	22,100,973
Weighted average common share outstanding- Diluted	47,609,737	37,446,994

F-4
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	18,416	18,016,080	(6,692,267)	11,343,429

Issuance of common stock				7,083,163	1,421	2,430,834		2,432,255

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008				—	—		35,728	35,728

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	20,446,914	(6,656,539)	13,813,204

Issuance of common stock				5,255,456	1,597	2,493,639		2,495,236

Issuance of common stock for conversion of notes payable				949,185	964			964

Net Income (Loss) for the year ended December 31,2008							117,068	117,068

Balance at December 31, 2009		2,033,333	2,200	27,354,261	23,190	22,940,553	(6,539,471)	16,426,472

Issuance of common stock				3,126,747	386	426,358		426,744

Issuance of common stock for conversion of notes payable				50,708	50			50

Net Income (Loss) for the quarter ended March 31,2010							21,445	21,445

Balance at March 31, 2010		2,033,333	2,200	30,531,716	23,626	23,366,911	(6,518,026)	16,874,711

* Amounts have been restated to reflect the 1 for 3 reverse split in January 2008
F-5
(See Notes to Financial Statements)

AVT, INC.
STATEMENTS OF CASH FLOWS

	March 31, 2010		March 31, 2009
Cash flows from operating activities:
Net income	$21,445		$(361,574)

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation/ Amortization	0		0
Changes in operating assets and liabilities:
Accounts receivable	(327,282)		(50,425)
Inventory	(473,078)		(135,531)
Accounts payable and accrued expenses	617,974		(14,126)
Net cash provided by (used in) operating activities	(160,941)		(561,656)

Cash flows from investing activities
Purchases of property and equipment	(151,376)		(203,430)
Route Purchases/ Contracts	0		0
Other Assets	0		(9,229)
Intangible Assets	(159,867)		(135,931)
Net cash provided by (used in) investing activities	(311,243)		(348,590)

Cash flows from financing activities
Proceeds from (payments on) notes payable, net	(176,150)		422,452
Equipment Leases	(27,017)		16,894
Proceeds from the issuance of common stock	426,795		505,443
Net cash provided by (used in) financing activities	223,628		944,789

Net increase (decrease) in cash	(248,557)		34,542

Cash, beginning of year	1,078,252		56,547
Cash, end of year	$829,695		$91,089

Supplimental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77,178		$0
Income taxes $		$

F-6
(See Notes to Financial Statements)

AVT, INC.
NOTES TO FINANCIAL STATEMENTS
(3/31/10)

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment." ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarters ended March 31, 2010 and 2009, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

3.           INVENTORY

	March 31, 2010	December 31, 2009

Food products	$ 61,629	$ 58,769
Machine inventory	$344,543	$215,282
Parts inventory	$446,304	$105,347
Machine change	$ 16,063	$ 16,063
	$868,539	$395,461

Inventories consists of food products at $61,629, machine inventory at $344,543, parts inventory at $446,304 and machine change at $16,063 as of March 31, 2010.Inventories consists of food products at $58,769, machine inventory at $215,282 parts inventory at $105,347 and machine change at $16,063 as of December 31, 2009.

4.           PROPERTY AND EQUIPMENT

Machines on location	$1,051,638
Restaurant equipment	$ 506,800
Building improvements	$ 204,960
Vehicles	$ 475,946
Furniture and equipment	$ 368,232
Fabrication and design	$1,014,536
Kiosk	$ 108,366
Computer and software	$ 130,191
$3,860,669

Fixed assets include machines on location $1,051,638, restaurant equipment $506,800, building improvements $204,960,  vehicles $475,946  furniture and equipment $368,232, fabrication and design $1,014,536, Kiosk $108,366, computer and software $130,191 as of March 31, 2010.

5.           INTANGIBLE ASSETS

Software programs and design	$2,546,484
Copyright and patents	$7,314,907
Contracts	$1,145,000
$11,006,390

Our intangible assets include Software Programs/Design valued at $2,546,484 ,Copyright and Patents valued at $7,314,907 and Contracts valued at $1,145,000.  These assets include patent prosecution services with various venders and consulting expenses.  We acquired the rights to our pending Wireless Management of Remote Vending patent via payment of 3,000,000 restricted shares of the Company’s common stock valued at $1.00 per share and the rights to our pending MultiMedia System, Method for Controlling Vending Machines patent via payment of 1,000,000 restricted shares of the Company’s common stock valued at $1.00 per share.
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

7.           LIABILITIES

Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $24,501, current shareholder notes of $384,955, loans payable to Worth, Inc. in the amount of $360,229 and automobile leases totaling $2,299.

Long Term Liabilities

Lease Account	2010	2011	2012	2013	2014
Falcon 241414	$ 37,370.78	$ 24,443.30	$ 7,698.98	$ -	$ -
Falcon 21430	$ 37,370.78	$ 25,838.66	$ 9,094.34	$ -	$ -
Falcon 598	$ 36,307.17	$ 19,550.55	$ -	$ -	$ -
De Lage 77509	$ 30,419.03	$ 18,814.08	$ 3,498.24	$ -	$ -
Firestone Financial	$ 31,830.11	$ 15,931.77	$ -	$ -	$ -
Firestone 528916	$ 51,148.50	$ 31,462.24	$ 5,902.24	$ -	$ -
	$ 224,446.37	$ 136,040.60	$ 26,193.80	$ -	$ -

Long term liabilities include investor notes in the amount of $1,300,846.  We have long term equipment leases totaling $224,446.

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

11.           STOCKHOLDERS’ EQUITY

The Company has the following classes of capital stock as of March 31, 2010.

Common stock, $.001 par value:  100,000,000 shares authorized: 30,531,716 shares issued and outstanding.

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

As at March 31, 2010, the Company had 30,531,716 shares of its common stock issued and outstanding.

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

Results of Operations

For the three months ended March 31, 2010, our net income has increased by $383,019, compared to the same period for the previous year.

Total revenues for the three months ended March 31, 2010, were $1,357,257 compared to total revenues of $677,460 for the three months ended March 31, 2009.  The increase in revenues is due increased manufacturing and fabrication revenues of $722,621.

We attribute the increased manufacturing and fabrication revenues to increased sales of custom vending machines.  We have also had reductions in payroll, general administrative expenses.

For the three months ended March 31, 2010, we had revenues of $1,357,257, and total cost of goods and operating expenses of $1,224,866 for net income of $21,445.  This compares to the three months ended March 31, 2009 where we had $677,460 in total revenues, $1,039,034 in total costs of goods and operating expenses for a net income of ($361,574).  We attribute the increase in net income for the three months ended March 31, 2010, due to increased revenues from vending machine sales and decreased operating expenses.

Our increased cost of goods sold for the three months ended March 31, 2010, was attributable to increased sales of our vending machines.   Operating costs were reduced due to savings related to general and administrative expenses.

We believe that the increased spending on manufacturing is necessary for the company to move away from vending operations and work towards increased machine sales and the development of technology which allows for the sales of our electronic payment, back end inventory control and advertising products.  We have experienced unexpected expenses related to the restaurant operations relating to unpaid back taxes and vendor costs.  To address this issue we have hired new management to address these issues and we expect the restaurant related expenses to be reduced during the next year.

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

 Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of March 13, 2010, we have $538,389 cash on hand.

At March 31, 2010, we had cash of $829,695 compared to cash of $1,078,252 at December 31, 2009.  We consider this decrease in cash as insignificant for the current quarter.

           For the three months ended March 31, 2010, our inventory increased compared to our ending inventory for the year ended December 31, 2009. At March 31, 2010, we had inventory of $868,539 compared to $395,461 at December 31, 2009.  This increase relates primarily to receiving  new shipments of vending machines from our manufacturer in China.

The Company’s assets increased to $19,463,033 at March 31, 2010 compared to $18,599,987 at December 31, 2009.  This $863,046 increase in assets is primarily due to increased  account receivables and inventory.

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

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-Q, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2009, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended March 31, 2010.

01/01/2010 - 03/31/2010
Date of Sale	Purchaser Name	Price	Security	# of Shares Sold
01/11/10	John Hubbs	$25,000.00	Common Stock	33,333
01/14/10	Irene Tcholokhin	$12,500.00	Common Stock	16,667
01/20/10	David Wunsch	$36,000.00	Common Stock	60,000
01/20/10	Solange Ohana	$36,000.00	Common Stock	60,000
01/21/10	Linda Zanze	$20,000.00	Common Stock	36,364
01/26/10	Scott Ohana	$36,000.00	Common Stock	60,000
02/02/10	Donovan Working	$50,000.00	Common Stock	66,667
02/04/10	Carol Vogt	$12,732.38	Common Stock	23,150
02/08/10	Blake Barnes	$25,000.00	Common Stock	38,462
02/11/10	Kent W. Rash	$15,000.00	Common Stock	23,077
02/19/10	David Wall	$10,000.00	Common Stock	13,333
02/24/10	Paul Edwards	$25,000.00	Common Stock	35,714
03/01/10	Richard Kahle	$20,000.00	Common Stock	30,769
03/17/10	Andre Maynard	$45,000.00	Common Stock	60,000
03/18/10	Craig Skott	$19,000.00	Common Stock	35,545

01/06/10	William Stinchfield	$30,000.00	Note
01/07/10	Meynardo J. Ascio	$50,000.00	Note
01/12/10	Richard Fick	$20,000.00	Note
01/19/10	Carrie Mork	$15,000.00	Note
01/19/10	Kenneth Mork	$15,000.00	Note
01/21/10	Lara Ohana (Sterling Trust)	$19,000.00	Note
02/03/10	Richard Evett	$30,000.00	Note
03/03/10	Donald Kimmel	$25,000.00	Note

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-1	2/24/2009

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1			X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2			X

Certification of Natalie Russell pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of James Winsor pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	May 14, 2010