Form 10-Q
period 2010-06-30
AVT, Inc.
filed 2010-08-11
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2010, there were 33,664,883 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

AVT, INC.

Page

Balance Sheets	F-3

Statements of Income	F-4

Statements of Changes in Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

F-1

AVT, INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$259,712	$1,078,252
Accounts receivable, net	2,811,219	1,882,535
Inventory	960,684	395,461
Other current assets		0
Total current assets	4,031,615	3,356,248

Property and equipment
Vending equipment and systems	2,183,481	2,073,457
Vehicles	493,450	454,191
Machinery and equipment	506,800	500,000
Office equipment and furniture	546,269	487,595
Building and leasehold improvements	232,345	194,051
Less: accumulated depreciation	(1,190,541)	(574,604)
Property and equipment, net	2,771,804	3,134,690

Intangible assets, net	11,586,327	10,846,523
Goodwill	1,262,526	1,262,526
Total assets	$19,652,272	$18,599,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	46,560	114,402
Other current liabilities	720,148	330,653
Total current liabilities	$766,708	$445,055

Long-term liabilities:
Long-term debt	230,533	251,464
Notes payable	980,846	1,476,996
Total long-term liabilities	1,211,379	1,728,460
Total Liabilities	1,978,087	2,173,515

Stockholders' equity
Preferred stock	2,033	2,200
Common stock, 100,000,000 shares authorized, $.001 par value,
$33,664,883 shares issued and outstanding	24,568	23,190
Additional paid in capital	24,140,940	22,940,553
Accumulated deficit	(6,493,356)	(6,539,471)
Total stockholders' equity	17,674,185	16,426,472
Total liabilities and stockholders' equity	$19,652,272	$18,599,987

F-3
(See Notes to Financial Statements)

AVT, INC.
STATEMENTS OF INCOME

	June 30, 2010	June 30, 2009
Revenues:
Vending machine products and participation	$279,750	$299,026
Vending machine manufacturing and fabrication	922,996	355,248
Non-vending	186,051	215,174
Total revenues	1,388,797	869,448

Operating costs and expenses:
Cost of vending machine products	133,016	183,170
Cost of vending manufacturing	248,099	135,459
Cost of non-vending revenues	76,499	30,434
General and administrative	844,965	464,897
Total operating costs and expenses	1,302,579	813,960

Income from operations	86,218	55,488

Other income (expense)
Interest expense	61,548	1,635
Provision for Income Taxes	0	0
Total other income (expense)

Net Income	$24,670	$53,853
Net income per share - basic	$0.02	$0.01
Net income per share - diluted	$0.02	$0.01
Average shares outstanding	33,664,883	22,846,170
Weighted average shares outstanding	49,324,456	37,701,995

F-4
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	18,416	18,016,080	(6,692,267)	11,343,429

Issuance of common stock				7,083,163	1,421	2,430,834		2,432,255

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008				—	—		35,728	35,728

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	20,446,914	(6,656,539)	13,813,204

Issuance of common stock				5,255,456	1,597	2,493,639		2,495,236

Issuance of common stock for conversion of notes payable				949,185	964			964

Net Income (Loss) for the year ended December 31,2008							117,068	117,068

Balance at December 31, 2009		2,033,333	2,200	27,354,261	23,190	22,940,553	(6,539,471)	16,426,472

Issuance of common stock				3,126,747	386	426,358		426,744

Issuance of common stock for conversion of notes payable				50,708	50			50

Net Income (Loss) for the quarter ended March 31,2010							21,445	21,445

Balance at March 31, 2010		2,033,333	2,200	30,531,716	23,626	23,366,911	(6,518,026)	16,874,711

Issuance of common stock				2,246,732	217	774,029		774,246

Issuance of common stock for conversion of notes payable			-167	886,435	725			558

Net Income (Loss) for the quarter ended June 30,2010							24,669	24,669

Balance at June 30, 2010		2,033,333	2,033	33,664,883	24,568	24,140,940	(6,493,357)	17,674,184

See notes to Financial Statements F-5

AVT, INC.
STATEMENTS OF CASH FLOWS

	June 30, 2010		June 30, 2009
Cash flows from operating activities:
Net income	$46,114		$(307,722)

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation/ Amortization	115,937		26,883
Changes in operating assets and liabilities:
Accounts receivable	(929,283)		(286,101)
Inventory	(565,001)		10,442
Accounts payable and accrued expenses	321,653		41,171
Net cash provided by (used in) operating activities	(1,010,580)		(515,327)

Cash flows from investing activities
Purchases of property and equipment	(253,051)		(411,664)
Other Assets	0		(207,265)
Intangible Assets	(239,804)		(195,163)
Net cash provided by (used in) investing activities	(492,855)		(814,092)

Cash flows from financing activities
Proceeds from (payments on) notes payable, net	(496,150)		879,495
Equipment Leases	(19,342)		104,990
Proceeds from the issuance of common stock	1,200,387		364,439
Net cash provided by (used in) financing activities	684,895		1,348,924

Net increase (decrease) in cash	(818,540)		19,505

Cash, beginning of year	1,078,252		56,547
Cash, end of year	$259,712		$76,052

Supplimental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,548		$1,635
Income taxes $		$

F-6
(See Notes to Financial Statements)

AVT, INC.
NOTES TO FINANCIAL STATEMENTS
(6/30/10)

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment." ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarters ended June 30, 2010 and 2009, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

3.           INVENTORY

	June 30, 2010	December 31, 2009

Food products	$ 54,522	$ 58,769
Machine inventory	$408,441	$215,282
Parts inventory	$481,658	$105,347
Machine change	$ 16,063	$ 16,063
	$968,684	$395,461

Inventories consists of food products at $54,522, machine inventory at $408,441, parts inventory at $481,658 and machine change at $16,063 as of June 30, 2010.Inventories consists of food products at $58,769, machine inventory at $215,282 parts inventory at $105,347 and machine change at $16,063 as of December 31, 2009.

4.           PROPERTY AND EQUIPMENT

Machines on location	$1,051,638
Restaurant equipment	$ 506,800
Building improvements	$ 232,345
Vehicles	$ 493,449
Furniture and equipment	$ 372,277
Fabrication and design	$1,023,477
Kiosk	$ 108,366
Computer and software	$ 173,992
$3,962,344

Fixed assets include machines on location $1,051,638, restaurant equipment $506,800, building improvements $232,345,  vehicles $493,449  furniture and equipment $372,277, fabrication and design $1,023,477, Kiosk $108,366, computer and software $173,992 as of June 30, 2010.

5.           INTANGIBLE ASSETS

Application Software & Systems Architecture	11,586,327

$11,586,327

 Our intangible assets include the development of system design, proprietary technologies, application software, and customize systems in order to maintain the high degree of market position.  AVT developed proprietary software, requires a methodical approach to the design and continuous evolution, enhancement and system architecture.  Our application software programs, protocols, patents, and intellectual property that pertains to the design and system architecture that are all or in part of AVT’s group of key intangible assets.  We acquired the rights to our pending Wireless Management of Remote Vending patent via payment of 3,000,000 restricted shares of the Company’s common stock valued at $1.00 per share and the rights to our pending MultiMedia System, Method for Controlling Vending Machines patent via payment of 1,000,000 restricted shares of the Company’s common stock valued at $1.00 per share.

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

7.           LIABILITIES

Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $33,485, current shareholder notes of $251,622, loans payable to Worth, Inc. in the amount of $445,647 and automobile leases totaling $1,686.

Long Term Liabilities

Lease Account	2010	2011	2012	2013	2014
Falcon 241414	$ 33,518.53	$ 24,443.30	$ 7,698.98	$ -	$ -
Falcon 21430	$ 33,518.53	$ 25,838.66	$ 9,094.34	$ -	$ -
Falcon 598	$ 31,307.77	$ 19,550.55	$ -	$ -	$ -
De Lage 77509	$ 25,629.67	$ 18,814.08	$ 3,498.24	$ -	$ -
Firestone Financial	$ 26,923.81	$ 15,931.77	$ -	$ -	$ -
Firestone 528916	$ 45,219.53	$ 31,462.24	$ 5,902.24	$ -	$ -
America Leasing	$ 34,415.28	$ 26,533.61	$ 10,233.16	$	$
	$ 230,533.12	$ 162,574.21	$ 36,426.96	$ -	$ -

Long term liabilities include investor notes in the amount of $980,846.  We have long term equipment leases totaling $230,533.

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

11.           STOCKHOLDERS’ EQUITY

The Company has the following classes of capital stock as of June 30, 2010.

Common stock, $.001 par value:  100,000,000 shares authorized: 33,664,883 shares issued and outstanding.

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

As at June 30, 2010, the Company had 33,664,883 shares of its common stock issued and outstanding.

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

ITEM 2.   MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION ANDPLAN OF OPERATIONS

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

Intangible asset valuation is a methodical and detailed process that requires the complete understanding of our business, our core competencies and the intangible asset's impact upon our business. We analyze the future income stream associated with the specific asset, the market price of comparable assets, and the current cost to re-create or duplicate an asset.

THE COMPANY

AVT, Inc. is a public company.  Our common stock is quoted on the Pink Sheets in the over-the-counter market.

Our primary focus is on the design and manufacture of technology based vending and product dispensing systems which utilize an inventive approach on development, integration of technology, remote management and advertising media.  AVT’s designs are innovative in that our systems exploit the use of integrated PCs, having internet connectivity among a variety of other components that work in concert with the PC such as, printers, credit card readers, wireless devices, RF modules and just about any peripheral that is capable of connecting to a PC.  As a design manufacture, creator of specialty application software and integrator of technology, our products define the cutting edge of the vending and dispensing industry and position us as a leader and industry innovator.

We are also a vending operator having approximately 1,000 vending systems throughout the Los Angeles, Orange and Riverside, California Counties.  It is our vending operation experience over the past years that add to the distinctive advantage and overall success as a manufacture and leader of technology based vending solutions. Our executive offices, engineering and manufacturing facility and warehouse are located at 341 Bonnie Circle, Suite 102, Corona, CA 92880.  Our telephone number is (951) 737-1057.

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

THE BUSINESS

AVT, Inc. is an innovative developer, manufacturer and vending operator of technology based vending and product dispensing solutions and equipment that utilize specifically developed patent pending application software developed at and by AVT's software team.  We currently employ a workforce of approximately 40 people and services approximately 300 commercial and government vending accounts in Southern California.  We design our systems to utilize our patent pending technologies and AVT developed application software to drive our vending innovations which are in various stages of development and deployment.  AVT’s technology staff ranges from electrical and mechanical engineers to software developers, programmers and IT specialists thereby enabling us to design and control all aspects of our unique products while keeping the “edge” on all of our developed products.

Our business currently focuses on the following:

•
Design, development and manufacturing of the RAM 4000 vending machine, a refrigerated beverage/snack combination vending machine containing more sophisticated technology then our competitors and offered at competitive pricing.

•
Design, development and manufacturing of the RAM 5000 vending machine, a high capacity non-refrigerated snack/chip/pastry combination vending machine containing more sophisticated technology then our competitors and offered at competitive pricing.

•
Design, development and manufacturing an attractive, built-in, secure access vending cabinet for hotels that do not have on-site food service. Our AEM™ cabinet incorporates patent pending touch-screen to vend or TSV™ which replaces both stand-alone machines and in-room locked mini-fridges while providing controlled access and a range of direct customer billing options.

•
AVT has developed a variety of customized ‘high end” PC based product dispensing systems designed to meet the needs of customers looking to dispense specific products or branded products.  Most of these customized products utilize application software developed by AVT’s software team to give the unique intuitive operation expected by the customer.

•
Many of our custom dispensing systems are derivatives of the AVT RAM 4000 or 5000 base housing having touch screens, front panels and vinyl wrapped housings which are unique or customized to end customer’s needs for dispensing “branded” products.  For additional attention or attraction, many of the system include large color digital signage.  These systems allow a variety of AVT designed technologies to be integrated into the system to meet specific customer needs for a custom dispensing system.  Our current high end product dispensing includes the Ivend, 24Hr. Vend Mart, and Tech-Store.

•
We developed Patent-Pending, affordable software called VMS™ (Vending Management System).VMS™ is application software that enables AVT designed and manufactured vending and product dispensing systems to be  remotely managed by the vending owners/operators allowing them to receive real time information via the Internet.  Our VMS™ software also  allows for the reporting of cashless payments when the system is equipped with credit card accepting hardware.  Together (VMS™ software and Credit Card reader) enabling patrons to use credit card or membership card for completing vending transactions.

•
We have developed and maintain an application software product for digital signage called AVTI Media™.  This application program is in effect a PC media player which is capable of playing all varieties of advertisements specifically designed to be played on PCs which are an integrated into and a part of our dispensing systems offered for sale.  Software designed a ads which are played by the integrated PC. The advertisements displayed on highly visible, LCD displays for viewing by the general public.  The LCD video panels which are also integrated into our vending systems create a new opportunity for advertisers to reach consumers in a captive setting while generating additional revenue from the sale of software based advertisements.

•
TSV (Touch Screen Vending) is our primary flagship application software product.  Designed and development by AVT’s software staff several years ago, it is like most of today’s application software, constantly maintained and in continuous refinement, support and development to remain compatible with and competitive with the ever changing PCs environment.  Our TSV software product is the primary foundation for ALL of AVT’s touch screen based systems like the RAM 4000 and RAM 5000 to name a few.  This application software is modular by design allowing extreme flexibly by our customers allowing them to have a product that is capable providing the system owner a specific “look and Feel” coupled with dispensing their own specific products via the customizable GUI interface.

•
Custom Application Software has become one of our principal products and source of revenue generation as well as becoming tangible assets of AVT, Inc.  Many of our customers will request a specific sequence of touch screen based pages that allow a user to intuitively navigate through a complete transaction.  These screens are defined as the customers “story board” and are in many cases the foundation of a customized sales of our product dispensing systems as it provides our customer with the means of having a low cost method to brand, expand and market their product.  All of our customized software projects use a blend of other AVT’s developed software IP (intellectual Property) products to complete the project.  In example, our software team will create a custom .dll (Direct Library Link) that will interface with or use parts of AVT’s TSV or AVTi Media modules (or other) thereby creating a custom software product that is then licensed to the customer buying our dispensing systems.  Each system AVT shops will include a paid licensee for use of the TSV, AVTI Media or other as needed.

Our goal is to be the leader in technology based vending and product dispensing solutions that are reflective of today’s “got to have it now” consumers. Serving international vending owners and operators whose desire is to have a better experience with vending equipment. We strive to grow our business by developing superior customer solutions, adapting new technologies, and pursuing appropriate mergers and acquisitions.  Our growth is dependant upon the development of new technology, the incorporation of advertisement on the vending machines, and the sales of our RAM 4000 and RAMS 5000 systems, the introduction of the next generation Product Dispensing Centers, and the development of revolutionary vending technologies.

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

Media Advertising

 We have developed a software product called AVTi Media™ which allows for an advertising medium (player) to be added to virtually any of AVT designed systems including AEM™ cabinets and all four next generation vending and product dispensing systems.  By incorporating AVTI Media, we allow the consumer to view the media, advertising or hotel messaging while they make their selections.  AVTi Media can generate advertising revenue for owners and operators in many settings such as conference rooms, hotel lobbies, airport terminals, restaurants, car rental outlets and surgery center waiting rooms.  By having vending machines in prominent locations within major companies, the vending operator “owns” the valuable space that can be used to generate advertising revenue through the Digital TV Message Board or (DTVMB) technology.  Our Vending Management System software allows for the management of machine inventory, repairs, collections and advertising through remote access. VMS™ enables owner/operators to reduce costs and increase profits by enabling real time access to inventory levels, system status, machine service and daily receivables with little to no machine down time.

Vending Management System™ (VMS)

 Our VMS systems is another AVT developed software product that allows us to remotely view  information for each machine to help plan for daily replenishment, sales statistics and alerts of systems malfunctions to operators as well as defect history for each machine by means of software error log files. This technology increases operational efficiency of vending operations and helps to prevent inventory shrinkage and skimming, both major control issues in the vending industry. A key differentiator relative to the offerings of other established players in the vending machine management space is that our VMS solution works via a DSL line cellular modem or Internet Wi-Fi and be substantially less expensive to own and operate than competing systems that do not use the internet for bi-directional transmission of vending system data.

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

BUSINESS STRATEGY

Manufacturing Capabilities

AVT is a full service developer and manufacture of highly integrated vending and product dispensing systems.  Over the past several years, AVT has assembled an integral team of experienced engineers and qualified technicians and software programmers to develop technology based solutions comprised of original and inventive technology and integrating this technology into a line of sophisticated self service products.  At the heart of our business is our engineering, manufacturing and creation of inventive and functional application software for use on AVT designed and manufactured systems.

Design:  AVT employs a complete design team.  Our engineers use creative tools such as “Solid Works” to develop and generate CAD drawings used by our local manufacturing partners as well as our OEM manufacture in China to produce our state of the art vending systems components which are shipped to our 30 thousand square foot facility in Corona, California for integration, assembly, final testing and deployment.
A multitude of electrical and software tools are also used to create AVT’s proprietary control boards, sensors, and firmware used by all AVT branded product.

Software Development:  We also employ a complete software design and development team.  Our software products are a key factor to the success, functional operation and financial position of the company.  As AVT owned IP, once developed, our software products are sold as a licensed part of every system AVT sells that has been integrated with an optional PC.  We design our software products using today’s state of the art high level programming environments which produce effective and efficient software programs that are highly flexibly and user friendly while maintaining the elevated degree of complexity and inventiveness that yield a superior and competitive product.

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

Fabrication

We fabricate the housing for our vending machines utilizing offshore contract manufacturers.  Our final fabrication and assembly is based in Corona, California at our main facility.  Local manufacturing includes approximately 10,000 sq/ft of sheet metal fabrication and 15,000 sq/ft of assembly.  In-house Fabrication Capabilities include; Sheet Metal Forming, Welding, NC Punching, pot Welding, Machining and Fabrication (Fabrication Programming Software).  In-House Assembly Capabilities include; Line Assembly, System Integration, QC Testing, Silk Screening, Operational Testing.

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

Vending Operations Competition

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

Results of Operations

For the six months ended June 30, 2010, our net income has decreased by $29,183, compared to the same period for the previous year.

Total revenues for the six months ended June 30, 2010, were $1,388,797 compared to total revenues of $869,448 for the six months ended June 30, 2009.  The increase in revenues is due to increased manufacturing  revenues of $519,349. We attribute the increased manufacturing revenues to increased sales of custom vending machines.

For the six months ended June 30, 2010, we had revenues of $1,388,797, and total cost of goods and operating expenses of $1,302,579 for net income of $24,670.  This compares to the six months ended June 30, 2009 where we had $869,448 in total revenues, $813,960 in total costs of goods and operating expenses for a net income of $53,853.  We attribute the decrease in net income for the six months ended June 30, 2010, due to increased general and admin expenses and manufacturing cog expenses.

Our increased cost of goods sold for the six months ended June 30, 2010, was attributable to increased sales of our vending machines.   Operating costs increased due to related general and administrative expenses.

We believe that the increased spending on manufacturing is necessary for the company to move away from vending operations and work towards increased machine sales and the development of technology which allows for the sales of our electronic payment, back end inventory control and advertising products

We expect to increase sales over the next 12 months due primarily to sales of our RAM5000 vending machine.  Increased sales of the RAM5000 along with increased sales of custom vending technology should increase our overall revenues for the next 12 months.

We believe that we have sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Inflation and changing prices have affected our business as related primarily to fuel and increased vehicle expenses.  We anticipate that fuel costs will continue, thus increasing our operating costs.  Our cost of goods and prices for our products remain relatively stable and we expect this trend to continue through the end of 2010.

 Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of June 30, 2010, we have $288,795 cash on hand.

At June 30, 2010, we had cash of $288,795 compared to cash of $1,078,252 at December 31, 2009.  We consider this decrease in cash as insignificant for the current quarter.

           For the six months ended June 30, 2010, our inventory increased compared to our ending inventory for the year ended December 31, 2009. At June 30, 2010, we had inventory of $960,684 compared to $395,461 at December 31, 2009.  This increase relates primarily to receiving new shipments of vending machines from our manufacturer in China.

The Company’s assets increased to $19,652,272 at June 30, 2010 compared to $18,599,987 at December 31, 2009.  This $1,052,285 increase in assets is primarily due to increased account receivables and inventory.

Future Goals

Over the next 12 months, we will have an increased focus on completing and releasing our line of advanced Automated Retailing Dispensing Systems.  To complement this new line dispensing systems, we will continue the enhancement of our application software that supports not only these systems but all of AVT’s vending and dispensing solutions.  We will continue to enhance our research, development and marketing efforts that have already elevated AVT to one of the top innovative dispensing solutions companies in the country. We will also focus efforts on our manufacturing efforts and agreements to a more “blended” model having offshore, European and USA based manufacturing sub-contractors to produce the housings and sub-systems for our technology based new line of Automated Retailing Dispensing Systems as well as the RAM4000 and RAM5000 vending systems.

Over the coming months, our goal will also be streamlining manufacturing through supply change management, alignment with established distributors and increase our internal direct sales to meet the anticipated industry demand for a competitively priced base dispensing system that is an energy efficient, technology based, and defines a “Green” system for our industry.

A critical focus for sales over the next 12 months will be to concentrate on our Automated Retailing Dispensing Systems and custom Product Dispensing Centers (PDCs).  These AVT designed and branded system integrates more sophisticated technology features and options such as full face large touch screen displays, receipt printers, cashless payment options and advertising displays.  In addition, our these systems can dispense a variety of snack items and non-food items such as cell phones, MP3 players, digital cameras, apparel, DVDs, consumer electronics and accessories.  We will also focus on custom and “Themed” systems to dispense products such as tee-shirts, promotional items, perfumes, contact lenses and just about any product our customers have a location and market for.  Our custom and themed systems are of exceptional interest and value to our direct end customers and retailers as the products these systems dispense result in higher profit margins.

All of our vending and dispensing systems are capable of the inclusion of PC hardware, LCD displays and a variety of customer preferred peripherals.  A future goal of AVT is to complete and continue to refine application software that runs digital signage for the primary purpose of displaying paid advertisements.  As we sell systems that are equipped with a PC and LCD display, each system becomes a “node” on a digital network.  As the network expands, many thousands of vending systems and PDCs can be part of nationwide advertising network which we believe will be of interest for national advertisers.  Our goal is to “own” the network but not the systems.  All vending system owners will have the option to join the AVT nationwide network with our AVT based advertising vending system to get an equitable share of revenue for allowing advertisements from AVT’s server to be pushed-out onto their vending system.

Future goals will also include system enhancements including continued software and hardware development and refinements that will embrace even more efficient operating systems that integrate more seamlessly with the internet via AVT owned “Web” servers that are we are striving to be the de-facto standard in the state-of-the-art of today’s “connected” solutions which will include the operations of Blue Tooth, SMS and email features among others. Our goal is that the AVT dispensing systems and solutions will become the standard for intelligent self-service systems deployed throughout the US and world markets.

In addition, within the next 12 months, we will continue to work to become a full reporting company and have our common stock trading on the OTC Bulletin Board.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2010, the Company's internal control over financial reporting was effective.

This Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended June 30, 2010.

04/01/2010 – 06/30/2010
Date of Sale	Purchaser’s Name	Price	Security	# of Shares Sold

04/01/10	Thomas A. Caruso	$120,480.00	Common Stock	172,114
04/16/10	Kathleen M. Mueller	$12,000.00	Common Stock	16,000
04/26/10	Dana J. Bruns	$20,000.00	Common Stock	26,667
05/04/10	Thomas A. Caruso	$490.00	Common Stock	743
05/10/10	Gabriel Pizano	$30,000.00	Common Stock	40,000
05/12/10	Christa McCann	$6,000.00	Common Stock	8,000
05/18/10	Christa McCann	$5,970.00	Common Stock	8,000
05/19/10	Robert Burki	$6,000.00	Common Stock	8,000
05/21/10	Robert Burki	$6,000.00	Common Stock	8,000
06/09/10	Paula Greco	$9,695.00	Common Stock	12926
04/01/10	Thomas A. Caruso	$120,480.00	Common Stock	172,114
04/16/10	Kathleen M. Mueller	$12,000.00	Common Stock	16,000

04/01/10	Sylvia Ochs	$25,000.00	Note
04/09/10	Griselda M. Ballester	$50,000.00	Note
06/11/10	Stephen Paul Yarosko	$5,000.00	Note
06/11/10	Anthony C. Dematteo	$5,000.00	Note
06/25/10	John Dawson	$20,000.00	Note
04/01/10	Sylvia Ochs	$25,000.00	Note

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-2	7/29/09

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

SWI Trading, Inc, note effective November 1, 2006	10.16	10/A-2	7/2/09

SWI Trading Loan Cutback Agreement dated January 31, 2008	10.17	10/A-3	11/19/2009

Consulting Agreement effective September 1, 2009, by and between AVT, Inc. and Star Capital IR Corp.	10-18	10/A-3	11/19/2009

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1			X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2			X

Certification of Natalie Russell pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of James Winsor pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	President Secretary Chief Financial Officer Principal Accounting Officer Director	August 9, 2010