Form 10-Q/A
period 2010-06-30
AVT, Inc.
filed 2010-09-30
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q A/1

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

PART I

ITEM 1.FINANCIAL STATEMENTS

AVT, INC.

Page

Balance Sheets	F-2

Statements of Income	F-3

Statements of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

F-1

AVT, INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$259,712	$1,078,252
Accounts receivable, net	220,435	176,549
Finance receivable, net	2,590,784	1,705,986
Inventory	960,684	395,461
Other current assets		0
Total current assets	4,031,615	3,356,248

Property and equipment
Vending equipment and systems	2,183,481	2,073,457
Vehicles	493,450	454,191
Machinery and equipment	506,800	500,000
Office equipment and furniture	546,269	487,595
Building and leasehold improvements	232,345	194,051
Less: accumulated depreciation	(1,190,541)	(1,074,604)
Property and equipment, net	2,771,804	2,634,690

Intangible assets, net	11,586,327	11,346,523
Goodwill	1,262,526	1,262,526
Total assets	$19,652,272	$18,599,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	46,560	114,402
Other current liabilities	720,148	330,653
Total current liabilities	$766,708	$445,055

Long-term liabilities:
Long-term debt	230,533	251,464
Notes payable	980,846	1,476,996
Total long-term liabilities	1,211,379	1,728,460
Total Liabilities	1,978,087	2,173,515

Stockholders' equity
Preferred stock	2,033	2,200
Common stock, 100,000,000 shares authorized, $.001 par value,
$33,664,883 shares issued and outstanding	24,568	23,190
Additional paid in capital	24,140,940	22,940,553
Accumulated deficit	(6,493,356)	(6,539,471)
Total stockholders' equity	17,674,185	16,426,472
Total liabilities and stockholders' equity	$19,652,272	$18,599,987

F-2
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF INCOME

	3 months ended	6 months ended	3 months ended	6 months ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009
Revenues:
Vending machine products and participation	$279,750	$533,227	$299,026	$561,013
Vending machine manufacturing and fabrication	922,996	1,848,278	355,248	557,908
Non-vending	186,051	364,549	215,174	427,986
Total revenues	1,388,797	2,746,054	869,448	1,546,907

Operating costs and expenses:
Cost of vending machine products	133,016	253,324	183,170	306,472
Cost of vending manufacturing	248,099	616,669	135,459	152,607
Cost of non-vending revenues	76,499	129,037	30,434	98,962
General and administrative	787,773	1,471,223	464,897	926,452
Depreciation Expense	57,192	57,192	0	368,500
Total operating costs and expenses	1,302,579	2,527,445	813,960	1,852,993

Income from operations	86,218	218,609	55,488	(306,086)

Other income (expense)
Interest expense	61,548	138,727	1,635	1,635
Provision for Income Taxes	0	33,768	0	0
Total other income (expense)

Net Income	$24,670	$46,114	$53,853	$(307,721)
Net income per share - basic	$0.02	$0.02	$0.01	$0.01
Net income per share - diluted	$0.02	$0.02	$0.01	$0.01
Average shares outstanding	33,664,883	33,664,883	22,846,170	22,846,170
Weighted average shares outstanding	49,324,456	49,324,456	37,701,995	37,701,995

F-3
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	18,416	18,016,080	(6,692,267)	11,343,429

Issuance of common stock				7,083,163	1,421	2,430,834		2,432,255

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008				—	—		35,728	35,728

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	20,446,914	(6,656,539)	13,813,204

Issuance of common stock				5,255,456	1,597	2,493,639		2,495,236

Issuance of common stock for conversion of notes payable				949,185	964			964

Net Income (Loss) for the year ended December 31,2008							117,068	117,068

Balance at December 31, 2009		2,033,333	2,200	27,354,261	23,190	22,940,553	(6,539,471)	16,426,472

Issuance of common stock				3,126,747	386	426,358		426,744

Issuance of common stock for conversion of notes payable				50,708	50			50

Net Income (Loss) for the quarter ended March 31,2010							21,445	21,445

Balance at March 31, 2010		2,033,333	2,200	30,531,716	23,626	23,366,911	(6,518,026)	16,874,711

Issuance of common stock				2,246,732	217	774,029		774,246

Issuance of common stock for conversion of notes payable			-167	886,435	725			558

Net Income (Loss) for the quarter ended June 30,2010							24,669	24,669

Balance at June 30, 2010		2,033,333	2,033	33,664,883	24,568	24,140,940	(6,493,357)	17,674,184

F-4

AVT, INC.
STATEMENTS OF CASH FLOWS

		June 30, 2010		June 30, 2009
Cash flows from operating activities:
Net income		$46,114		$(307,722)

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation/ Amortization		115,937		26,883
Changes in operating assets and liabilities:
Accounts receivable		(928,683)		(286,101)
Inventory		(565,224)		10,442
Accounts payable and accrued expenses		321,653		41,171
Net cash provided by (used in) operating activities		(1,010,203)		(515,327)

Cash flows from investing activities
Purchases of property and equipment		(253,051)		(411,664)
Other Assets		0		(207,265)
Intangible Assets		(239,804)		(195,163)
Net cash provided by (used in) investing activities		(492,855)		(814,092)

Cash flows from financing activities
Proceeds from (payments on) notes payable, net		(496,150)		879,495
Equipment Leases		(19,552)		104,990
Proceeds from the issuance of common stock		1,200,220		364,439
Net cash provided by (used in) financing activities		684,518		1,348,924

Net increase (decrease) in cash		(818,540)		19,505

Cash, beginning of year		1,078,252		56,547
Cash, end of year		$259,712		$76,052

Supplimental disclosure of cash flow information:
Cash paid during the period for:
Interest		$61,548		$1,635
Income taxes	$		$

F-5
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

3.           INVENTORY

	June 30, 2010	December 31, 2009

Food products	$ 54,522	$ 58,769
Machine inventory	$408,441	$215,282
Parts inventory	$481,658	$105,347
Machine change	$ 16,063	$ 16,063

	$960,084	$395,461

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

7.           LIABILITIES

Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $33,485, current shareholder notes of $251,622, loans payable to Worth, Inc. in the amount of $445,647, sales tax payable of $-12,293 and automobile leases totaling $1,686.

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

 The company's convertible promissory notes are offered with 1 to 36 month maturity dates at 10% paid quarterly in cash or stock and offer conversion features to convert the outstanding principal and interest into shares of our common stock.

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

Results of Operations

For the three months ended June 30, 2010 our revenues increased by $519,349 from $869,448 for the three months ended June 30, 2009, to $1,388,797 for the three months ended June 30, 2010.  This increase in revenues is due to increased manufacturing sales.

Total operating expenses increased significantly for the three months ended June 30, 2010, compared to the three month ended June 30, 2009,  this increase of  $488,619 was due to an increase of $112,640 relating to vending manufacturing; $46,065 relating to non-vending operations; and $322,876 in general and administrative expenses.

For the three months ended June 30, 2010, our net income has decreased from $29,183 from the three months ended June 30, 2009.   This decrease in net income is primarily due to increased general and administrative expenses and manufacturing expenses.

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	President Secretary Chief Financial Officer Principal Accounting Officer Director	September 24, 2010