Form 10-Q
period 2010-09-30
AVT, Inc.
filed 2010-11-22
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2010, there were 35,700,459 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

AVT, INC.

Page

Balance Sheets	F-2

Statements of Income	F-3

Statements of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

F-1

AVT, INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$262,025	$1,078,252
Accounts receivable, net	176,809	176,549
Finance receivable, net	2,785,661	1,705,986
Inventory	1,536,321	395,461
Other current assets		0
Total current assets	4,760,816	3,356,248

Property and equipment
Vending equipment and systems	2,314,863	2,073,457
Vehicles	508,821	454,191
Machinery and equipment	506,800	500,000
Office equipment and furniture	410,122	487,595
Building and leasehold improvements	236,125	194,051
Less: accumulated depreciation	(2,674,985)	(1,074,604)
Property and equipment, net	1,301,746	2,634,690

Intangible assets, net	12,801,089	11,346,523
Goodwill	1,262,526	1,262,526
Total assets	$20,126,177	$18,599,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,383	114,402
Other current liabilities	917,652	330,653
Total current liabilities	$921,035	$445,055

Long-term liabilities:
Long-term debt	196,658	251,464
Notes payable	521,046	1,476,996
Total long-term liabilities	717,704	1,728,460
Total Liabilities	1,638,739	2,173,515

Stockholders' equity
Preferred stock	2,033	2,200
Common stock, 100,000,000 shares authorized, $.001 par value,
$35,700,459 shares issued and outstanding	25,178	23,190
Additional paid in capital	24,950,130	22,940,553
Accumulated deficit	(6,489,903)	(6,539,471)
Total stockholders' equity	18,487,438	16,426,472
Total liabilities and stockholders' equity	$20,126,177	$18,599,987

F-2
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF INCOME

	3 months ended	9 months ended	3 months ended	9 months ended
	September 30, 2010	Setember 30, 2010	September 30, 2009	September 30, 2009
Revenues:
Vending machine products and participation	$323,334	$856,561	$310,050	$871,064
Vending machine manufacturing and fabrication	923,092	2,771,370	372,139	930,047
Non-vending	186,362	550,911	214,372	642,358
Total revenues	1,432,788	4,178,842	896,561	2,443,469

Operating costs and expenses:
Cost of vending machine products	132,513	385,838	131,839	438,310
Cost of vending manufacturing	362,510	979,179	86,526	239,133
Cost of non-vending revenues	64,808	193,844	73,464	172,426
General and administrative	662,401	2,133,624	543,821	1,470,275
Depreciation Expense	155,280	212,472	0	368,500
Total operating costs and expenses	1,377,512	3,904,957	835,650	2,688,644

Income from operations	55,276	273,885	60,911	(245,175)

Other income (expense)
Interest expense	51,823	190,549	894	2,530
Provision for Income Taxes	0	33,768	0	0
Total other income (expense)

Net Income	$3,453	$49,568	$60,017	$(247,705)
Net income per share - basic	$0.02	$0.02	$0.01	$0.01
Net income per share - diluted	$0.02	$0.02	$0.01	$0.01
Average shares outstanding	35,700,459	35,700,459	22,846,170	22,846,170
Weighted average shares outstanding	50,713,365	50,713,365	37,701,995	37,701,995

F-3
(See Notes to Financial Statements)

AVT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	18,416	18,016,080	(6,692,267)	11,343,429

Issuance of common stock				7,083,163	1,421	2,430,834		2,432,255

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008				—	—		35,728	35,728

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	20,446,914	(6,656,539)	13,813,204

Issuance of common stock				5,255,456	1,597	2,493,639		2,495,236

Issuance of common stock for conversion of notes payable				949,185	964			964

Net Income (Loss) for the year ended December 31,2008							117,068	117,068

Balance at December 31, 2009		2,033,333	2,200	27,354,261	23,190	22,940,553	(6,539,471)	16,426,472

Issuance of common stock				3,126,747	386	426,358		426,744

Issuance of common stock for conversion of notes payable				50,708	50			50

Net Income (Loss) for the quarter ended March 31,2010							21,445	21,445

Balance at March 31, 2010		2,033,333	2,200	30,531,716	23,626	23,366,911	(6,518,026)	16,874,711

Issuance of common stock				2,246,732	217	774,029		774,246

Issuance of common stock for conversion of notes payable			-167	886,435	725			558

Net Income (Loss) for the quarter ended June 30,2010							24,669	24,669

Balance at June 30, 2010		2,033,333	2,033	33,664,883	24,568	24,140,940	(6,493,357)	17,674,184

Issuance of common stock				766,951	-493	809,190		808,697

Issuance of common stock for conversion of notes payable				1,268,625	1,103			1,103

Net Income (Loss) for the quarter ended September 30,2010							3,454	3,454

Balance at September 30, 2010		2,033,333	2,033	35,700,459	25,178	24,950,130	(6,489,903)	18,487,438

F-4
(See Notes to Financial Statements)

AVT, INC.
STATEMENTS OF CASH FLOWS

		September 30, 2010		September 30, 2009
Cash flows from operating activities:
Net income		$3,453		$60,017

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation/ Amortization		1,484,444		1,168
Changes in operating assets and liabilities:
Accounts receivable		(151,252)		(177,990)
Inventory		(575,636)		(72,784)
Accounts payable and accrued expenses		154,327		(44,651)
Net cash provided by (used in) operating activities		915,336		(234,240)

Cash flows from investing activities
Purchases of property and equipment		(14,387)		(84,245)
Other Assets		0		0
Intangible Assets		(1,214,762)		(120,749)
Net cash provided by (used in) investing activities		(1,229,149)		(204,994)

Cash flows from financing activities
Proceeds from (payments on) notes payable, net		(459,800)		87,185
Equipment Leases		(33,875)		(25,955)
Proceeds from the issuance of common stock		809,800		416,995
Net cash provided by (used in) financing activities		316,125		478,225

Net increase (decrease) in cash		2,313		38,991

Cash, beginning of year		259,712		76,052
Cash, end of year		$262,025		$115,043

Supplimental disclosure of cash flow information:
Cash paid during the period for:
Interest		$51,823		$895
Income taxes	$		$

F-5
(See Notes to Financial Statements)

AVT, INC.
NOTES TO FINANCIAL STATEMENTS
(9/30/10)

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principle balances. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends.  The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts.

Finance Receivables

The Company offers extended payment terms to certain customers for equipment sales. The Company provides an allowance for credit losses as discussed above.  Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts.

Revenue Recognition

The Company records revenue when it is realized, or realizable, and earned.  The company considers these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collect ability is reasonably assured. The company offers extended payment terms to certain customers for equipment sales.  Income is subsequently recognized only to the extent cash payments are received and the principle balance is expected to be recovered.

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

3.           INVENTORY

	September 30, 2010	December 31, 2009

Food products	$ 76,611	$ 58,769
Machine inventory	$803,487	$215,059
Parts inventory	$640,159	$105,570
Machine change	$ 16,063	$ 16,063

	$1,536,321	$395,461

Inventories consists of food products at $76,611, machine inventory at $803,487, parts inventory at $640,159 and machine change at $16,063 as of September 30, 2010.  Inventories consists of food products at $58,769, machine inventory at $215,059 parts inventory at $105,570 and machine change at $16,063 as of December 31, 2009.

4.           PROPERTY AND EQUIPMENT

Machines on location	$ 834,651
Restaurant equipment	$ 506,800
Building improvements	$ 236,125
Vehicles	$ 508,821
Furniture and equipment	$ 372,277
Manufacturing Machinery	$1,371,846
Kiosk	$ 108,366
Computer and software	$ 37,845

$3,976,731

Fixed assets include machines on location $834,651, restaurant equipment $506,800, building improvements $236,125,  vehicles $508,821  furniture and equipment $372,277, manufacturing machinery $1,371,846, Kiosk $108,366, computer and software $37,845 as of September 30, 2010.

Fabrication and Design

In regard to the company’s fabrication and design costs, as a technology based company, fabrication and design are one of AVT’s primary core competencies.  Due to the nature of AVT’s technology foundation and base, our hardware and software products, business and overall success relies on both innovative design and creative fabrication.  Our innovative design and creative fabrication and are a basis for Industry “know how” and, therefore, the costs directly associated with these efforts of are added and part of the fixed asset.

From accounting purposes, the costs and expenses associated with fabrication and design are capitalized, or directly added to the cost of the asset.  Since capitalized costs are added to the cost of a fixed asset, they contribute to the basis value of the asset upon which depreciation, depletion, and amortization are calculated.

As a technology based company, fabrication and design are one of AVT’s primary core competencies.  Do to the nature of AVT’s technology foundation and base, our hardware and software products, business and overall success relies on both innovative design and creative fabrication.  Our innovative design and creative fabrication and are a basis for Industry “know how” and therefore the costs directly associated with these efforts of are added and part of the fixed asset.

For accounting purposes, the costs and expenses associated with fabrication and design are capitalized, or directly added to the cost of the asset.  Since capitalized costs are added to the cost of a fixed asset, they contribute to the basis value of the asset upon which depreciation, depletion, and amortization are calculated.

5.           INTANGIBLE ASSETS

Application Software & Systems Architecture	12,801,088

$12,801,088

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

7.           LIABILITIES

Other Current Liabilities

Our other current liabilities consist of payroll liabilities of $41,156, current shareholder notes of $251,622, loans payable to Worth, Inc. in the amount of $624,874.

Long Term Liabilities

Lease Account	2010	2011	2012	2013	2014
Falcon 241414	$ 29,630.54	$ 24,443.30	$ 7,698.98	$ -	$ -
Falcon 21430	$ 29,630.54	$ 25,838.66	$ 9,094.34	$ -	$ -
Falcon 598	$ 26,246.98	$ 19,550.55	$ -	$ -	$ -
De Lage 77509	$ 22,037.65	$ 18,814.08	$ 3,498.24	$ -	$ -
Firestone Financial	$ 21,892.26	$ 15,931.77	$ -	$ -	$ -
Firestone 528916	$ 36,234.79	$ 31,462.24	$ 5,902.24	$ -	$ -
America Leasing	$ 30,985.56	$ 26,533.61	$ 10,233.16	$	$
	$ 196,658.23	$ 162,574.21	$ 36,426.96	$ -	$ -

Long term liabilities include investor notes in the amount of $521,046.  We have long term equipment leases totaling $196,658.

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

11.           STOCKHOLDERS’ EQUITY

The Company has the following classes of capital stock as of September 30, 2010.

Common stock, $.001 par value:  100,000,000 shares authorized: 35,700,459 shares issued and outstanding.

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

As at September 30, 2010 the Company had 35,700,459 shares of its common stock issued and outstanding.

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

Our primary focus is on the design and manufacture of vending and product dispensing systems which utilize an inventive approach on development, integration of technology and advertising media.  AVT’s designs are innovative in that our systems exploit the use of an integrated PCs, having internet connectivity among a variety of other components that work in concert with the PC such as, printers, credit card readers, wireless devices, RF modules and just about any peripheral that is capable of connecting to a PC.  As a design manufacture, creator of specialty application software and integrator of technology, our products define the cutting edge of the vending and dispensing industry and position us as a leader and industry innovator.

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

•
We have developed and maintain an application software product for digital signage called AVTI Media™.  This application program is in effect a PC media player which is capable of playing all varieties of advertisements specifically designed to be played on PCs which are an integrated into and a part of our dispensing systems offered for sale.  Software designed a ads which are played by the integrated PC. The advertisements displayed on  highly visible, LCD displays for viewing by the general public.  ,  The LCD video panels which are also integrated into our vending systems)  are now create a new opportunity for advertisers to reach consumers in a captive setting while generating additional revenue from the sale of software based advertisements.

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

Results of Operations

For the three months ended September 30, 2010, our net income has decreased by $56,564, compared to the same period for the previous year.

Total revenues for the three months ended September 30, 2010, were $1,432,788 compared to total revenues of $896,561 for the three months ended September 30, 2009.  The increase in revenues is due to  increased manufacturing  revenues of $536,227.

We attribute the increased manufacturing revenues to increased sales of custom vending machines.

For the nine months ended September 30, 2010, we had revenues of $4,178,842, and total cost of goods and operating expenses of $3,904,957 for net income of $49,568.  This compares to the nine months ended September 30, 2009 where we had $2,443,469 in total revenues, $2,688,644 in total costs of goods and operating expenses for a net income of ($24,705).  We attribute the increase in net income for the nine months ended September 30, 2010, due to increased revenues from vending machine sales.

Our increased cost of goods sold for the three months ended September 30, 2010, was attributable to increased sales of our vending machines.

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

We expect to increase sales over the next 12 months due primarily to sales of our Custom edition vending machine.  Increased sales of the Custom edition along with increased advertising sales should increase our overall revenues for the next 12 months.

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

 Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of September 30, 2010, we have $322,903 cash on hand.

At September 30, 2010, we had cash of $262,025 compared to cash of $1,078,252 at December 31, 2009.  We consider this decrease in cash as insignificant for the current quarter.

           For the three months ended September 30, 2010, our inventory increased compared to our ending inventory for the year ended December 31, 2009. At September 30, 2010, we had inventory of $1,536,321 compared to $395,461 at December 31, 2009.  This increase relates primarily to receiving  new shipments of vending machines from our manufacturer in China and Spain.

The Company’s assets increased to $20,126,177 at September 30, 2010 compared to $18,599,987 at December 31, 2009.  This $1,526,190 increase in assets is primarily due to increased  account receivables and inventory.

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

In addition, within the next 12 months, we will continue to work to have our common stock trading on the OTC Bulletin Board.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2010, the Company's internal control over financial reporting was effective.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

            From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  Our operations are subject to federal, state and local laws and regulations. Other than described in this Item Number, we are not involved in, or the subject of, any pending or existing litigation not arising out of operations in the normal course of business.

AVT, Inc. vs. Russell Lane, et al.

On June 30, 2010, we filed a civil complaint in the Orange County Superior Court against Russell Lane, The Penguin Group, and RTST, Inc.  alleging Libel, False Light and Negligence.  The action arises out of  statements made by the defendants in the book entitled “The Zeros My Misadventures in the Decade Wall Street Went Insane” and an article published on June 28, 2010 in The Daily Beast.  The action does not involve a claim against the Company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended September 30, 2010.

07/01/2010 - 09/30/2010
Date of Sale	Purchaser Name	Price	Security

8/6/2010	David Peacock (Triple T Dairy Commodities)	$25,000.00	Note
08/10/10	Lucas A. Morea	$200,000.00	Note
08/30/10	Fernando J. Negro	$50,000.00	Note
09/02/10	Kevin T. Hamilton	$25,000.00	Note
09/29/10	Samuel Gerber	$50,000.00	Note
10/27/10	Francis D. Rosenberger	$25,000.00	Note

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	November 17, 2010