Form 10-K/A
period 2008-12-31
AVT, Inc.
filed 2010-12-01
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A-2
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]     No[X]

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

INTRODUCTORY STATEMENT

This Report on Form 10-K A/2 is being amended as it relates solely to Item 9A and 9T.  No other changes have been made.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-K A/2, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

This Annual Report on Form 10-K A/2 does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

AVT, INC. /s/ Natalie Russell By: Natalie Russell Its: Chief Financial Officer Its: Chief Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	President Chief Financial Officer Chief Accounting Officer Secretary Director	November 30, 2010

/s/ James Winsor James Winsor	Chief Executive Officer Director	November 30, 2010