Form 10-Q/A
period 2009-06-30
AVT, Inc.
filed 2010-12-02
CIK 1431888

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

INTRODUCTORY STATEMENT

This Report on Form 10-Q A/1 is being amended as it relates solely to Item 4.  No other changes have been made.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934,as of the end of the period covered by this Report on Form 10-Q A/1, our  management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q A/1was being prepared.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2009, the Company's internal control over financial reporting was effective.

This Quarterly Report on Form 10-Q A/1 does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	President Secretary Chief Financial Officer Chief Accounting Officer Director	November 30, 2010