Form 10-Q/A
period 2009-09-30
AVT, Inc.
filed 2010-12-02
CIK 1431888

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

Management assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2009, the Company's internal control over financial reporting was effective.

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