Form 10-Q/A
period 2009-06-30
AVT, Inc.
filed 2011-01-14
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q A/2

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

This Report on Form 10-Q A/2 is being amended as it relates solely to Item 4.  No other changes have been made.

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

This Quarterly Report on Form 10-Q A/2 does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	President Secretary Chief Financial Officer Chief Accounting Officer Director	January 11, 2011