Form 10-K
period 2010-12-31
AVT, Inc.
filed 2011-03-22
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:  $28,455,486 based upon 37,441,429 pre-split shares valued at $.76 per share]

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliate may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 10, 2011, there were 3,873,731 shares of our common stock were issued and outstanding.

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

SOFTWARE APPLICATIONS

AVT is dedicated to the development of technology enriched vending and product dispensing systems.  Our fabrication and design team is staffed with software, electromechanical and firmware engineers, and information technology specialists with the primary responsibility of developing and integrating new technology into our vending systems.

Our software team uses creative tools such as “Solid Works” to develop and generate CAD drawings which are used by our local manufacturing partners and OEM manufacture in China to produce our state of the art vending systems, components and retrofit designs.  These machines are shipped to our facility in Corona, California for integration, assembly, final testing and deployment.

Software effort is the design and enhancement of our AVTi Media products.  The AVTi Media products are integrated into our base systems and also sold to other vending manufactures.  The following is a summary of our current AVTi products:

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

We have substantial indebtedness.

As of September 30, 2010, we had outstanding indebtedness of $1,638,740 which includes $772,668 in convertible notes which require us to make quarterly cash interest payments.  As of December 31, 2009, we had outstanding indebtedness of $2,173,515 which includes $1,521,951 convertible notes which require us to make quarterly cash interest payments.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We currently have four pending patents relating to our business.  We cannot assure you that these pending patents will be issued or that any of our patents will be held valid if challenged, that any pending patent applications will issue, or that other parties will not claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.  Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on current or pending U.S. and/or foreign patents or trade secrets or that such claims will not be successful.

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

Our estimates may prove to be inaccurate and future net cash flows are uncertain.  Any significant variance from these assumptions could greatly affect our estimates.

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

Item 2.  Properties

Real Property

At present, we do not own any property.  Our retail operation is located in a leased facility. We have local access to all commercial freight systems. The current retail facility is approximately 40,000 square feet. This facility contains are administrative, sales and manufacturing offices.  The current lease runs until February 28, 2015.  The retail facility is located at 341 Bonnie Circle, Suite 102, Corona, CA 92880.

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

The following table sets forth the quarterly high and low sale prices of our common stock, as adjusted for the 1 for 10 reverse split occurring on March 6, 2011, for the two most recent fiscal years.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2009	$10.00	$8.00
Second Quarter 2009	$9.00	$7.50
Third Quarter 2009	$8.70	$7.00
Fourth Quarter 2009	$13.50	$7.50
First Quarter 2010	$13.50	$12.00
Second Quarter 2010	$12.90	$10.00
Third Quarter 2010	$10.10	$8.00
Fourth Quarter 2010	$8.90	$7.50

We have never declared or paid cash dividends

As of March 10, 2011, there are approximately 1,005 holders of record of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS

AVT, Inc. provides an array of products and services that integrate advanced technology.  The Company markets and sells its products and services principally to the vending, retail industries, and distribution centers. Our technology, AVTiMedia™, VMS™ and VSS, can be added to virtually any vending machine and kiosk designed system.  The AVTiMedia™ technology allows the consumer to view media while selecting product, VMS™ systems allow the company to view sales information and alerts defects to the operator, VSS is a patent pending product that provides a solution for detecting all vended items.  Our product, RAM4000, RAM5000 and Kiosk Systems use all of our current technology and have unlimited custom fabrication designs.  These products include refrigerated vending, high capacity non refrigeration, with the use of Multi-pay which allows the machine to accept cash, ATM and credit cards.  Kiosks are self service centers that are in conjunction with the RAM vending systems.

Our vending operations consist of services for approximately 300 commercial and government vending accounts in Southern California.  We are also the owner of a Mexican food restaurant Jalapeno’s that offers breakfast lunch and dinner.

The Company generates revenue through the sale of equipment, vending route operations and restaurant sales.

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

For the year ended December 31, 2010, we had revenues of $5,658,142 and total cost of goods and general and administrative expenses of $5,635,951 for net income of $22,191.

Our revenues increased by $1,243,844 for the year ended December 31, 2010; our general and administrative expenses also increased by $843,429 for the year ended December 31, 2010, primarily due to increased manufacturing product and operating expenses relating to increased restaurant expenses, insurance, payroll expenses and freight.

For the year ended December 31, 2010, our net income has increased by $60,827 compared to the previous year December 31, 2009.

Total revenues for the year ended December 31, 2010, were $5,658,142 compared to total revenues of $4,414,298 for the year ended December 31, 2009.  The increase in revenues is due to increased manufacturing revenue of $1,1818,199 and product sales revenue increased slightly by $116,842.

We attribute the increase of manufacturing revenues to increased sales of our custom vending machines.  Increase restaurant revenue is due to increased catering revenue.  The increase in product sales is primarily related to a few added accounts.

Our general and administrative expenses increased for the year ended December 31, 2010, primarily due to increased costs of goods and operating expenses relating to increased rent for our facility, interest, advertising and payroll expenses.

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

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  At December 31, 2010, we had cash of $278,217 compared to cash of $1,103,252 at December 31, 2009.

At December 31, 2010, we had inventory of $2,462,708 compared to $962,405 for the year ended December 31, 2009.  The increase in inventory for the year ended December 31, 2010, is due to increased orders of our vending machines.

The Company’s assets increased from $16,434,142 for the year ended December 31, 2009 to $18,829,059 for the year ended December 31, 2010.  This increase in assets is due to increased intellectual property assets.

The companies long term debt and notes payable as of December 31, 2010, for a total of $1,340,242. Are due to shareholder notes of $488,135 and have terms on an average of three years from issue date. Long term debt of $277,834 consists of equipment leases and a note payable to SNI for $574,273.

All receivable accounts are due within 60 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally. As of December 31, 2010 accounts receivable total was $1,100,876, this increase is due to new customers with large orders for machines. Average days outstanding for December 31, 2010 is 90 days due to large detailed custom orders. December 31, 2009 our average days outstanding was 45-60 due to smaller orders.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2010, the Company's internal control over financial reporting was effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Natalie Russell	43	Secretary, Chief Financial Officer and Director

James Winsor	48	Chief Executive Officer and Director

Loretta Vermette	67	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and
Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2010, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and					Warrant /	Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Natalie Russell	2010	65,000	0	0	100,000	0	0	0	$165,000(1)
Secretary, Chief Financial Officer and Director	2009	65,000	0		100,000	0	0	0	$165,000(1)

James Winsor	2010	75,000	0	0	100,000	0	0	0	$175,000(1)
Chief Executive Officer and Director	2009	75,000	0	0	100,000	0	0	0	$175,000(1)

Loretta Vermette	2010	0	0	0	60,000	0	0	0	$60,000(2)
Chairman	2009	0	0	0	60,000	0	0	0	$60,000(2)

(1)           Represents salary and the exercise of warrants to purchase 100,000 restricted shares of our common stock based on a value of $1.00 per share.

(2)           Represents the exercise of warrants to purchase 60,000 restricted shares of our common stock based on a value of $1.00 per share.

Employment Agreements

On January 1, 2011, we entered into a 12 month employment agreement, at a compensation rate of $5,416 per month, with Natalie Russell to serve as our Secretary, Chief Financial Officer and acting President.  The agreement includes the issuance of a quarterly award of a five (5) year cashless warrant to purchase up to 30,000 shares of the Company’s common stock at an exercise price of $.10 per share.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.

On January 1, 2011, we entered into a 12 month employment agreement, at a compensation rate of $6,250 per month, with James Winsor to act as our Chief Executive Officer.  The agreement includes the issuance of a quarterly award of a five (5) year cashless warrant to purchase up to 30,000 shares of the Company’s common stock at an exercise price of $.10 per share.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party. The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.

Compensation of Directors

We currently compensate our chairman with issuance of a quarterly award of a five (5) year cashless warrant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $.10 per share.  In the future, we may compensate our directors with cash compensation and for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may request certain members of the board of directors to perform services on our behalf.  In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Compensation Committee

We have not formed an independent compensation committee

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock by the persons identified below.  As of March 10, 2011, we had 3,873,731 shares of our common stock issued and outstanding.  The table represents 19,158,235 issued and outstanding shares which includes, as of March 10, 2011, there were 3,873,731 issued and outstanding shares of our common stock and 15,284,504 shares of our common stock issuable upon conversion of our outstanding Series A Convertible Preferred Stock assuming all the Series A Convertible Preferred Stock is converted.

1.	Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

2.	Each of our directors and executive officers; and

3.	All of our Directors and Officers as a group

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Natalie Russell (2)(9)	36,311	(1)

Common Stock	James Winsor (2)	30,708	(1)

Common Stock	Loretta Vermette (3)	20,902	(1)

Common Stock	SWI Trading, Inc. (4)(7)	12,240,914(6)	64%

Common Stock	Worth, Inc.(4)(10)	3,043,590(10)	16%

Common Stock	Illingworth Family Trust (5)(8)	25,000	3%

Common Stock	Illingworth Trust (5)(8)	95,319	4%

Common Stock	All Directors and Officers as a Group	208,240	5%

(1)           Less than 1%

(2)           The address is 341 Bonnie Circle, Suite 102, Corona, CA 92880

(3)           The address is 2557 Old Windmill Court, Riverside, CA 92882

(4)           The address is 2320 Whiteoak Lane, Corona, CA 92882

(5)           The address is 1456 Elegante Court, Corona, CA 92882

(6)           SWI Trading, Inc. holds 40,916 shares of our common stock and 2,033,333 shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six shares of our common stock for a total of 12,240,914 common shares.

(7)           SWI Trading, Inc. is owned by Jon Illingworth, our founder’s father.

(8)           The Trustor of the Illingworth Family Trust and the Illingworth Trust is Loretta Vermette, one of our directors.

(9)           2,209 shares are held in Ms. Russell’s previous married name, Natalie Bishop.

(10)           Worth, Inc. holds 11,211 shares of our common stock and 507,265 shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six shares of our common stock for a total of 3,043,590 common shares.  Worth, Inc. is owned by our Founder, Shannon W. Illingworth. 2,530 shares of our common stock are held in the name of Shannon W. Illingworth.

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

Transactions with Promoters

None.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Larry O'Donnell, CPA, as our auditors for the year ended December 31, 2009.

Our Board of Directors selected  Malcolm L. Pollard, Inc., as our auditors for the year ended December 31, 20109.

Audit Fees

Mr. O’Donnell billed us $25,000 in audit fees during the year ended December 31, 2009

Mr. Pollard billed us $ 5,000 in audit fees during the year ended December 31, 2010.

Audit-Related Fees

            We did not pay any fees to Larry O’Donnell, CPA for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2009.

We did not pay any fees to Malcolm L. Pollard, Inc. for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2010.

Tax and All Other Fees

We did not pay any fees to Larry O’Donnell, CPA for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2009.

We did not pay any fees to Malcolm L. Pollard, Inc., for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2010.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Larry O’Donnell, CPA and the estimated fees related to these services.

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Malcolm L. Pollard, Inc., and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2009, and for the year then ended, none of the hours expended on Larry O’Donnell’s engagement to audit those financial statements were attributed to work by persons other than Mr. O’Donnell’s full-time, permanent employees.

With respect to the audit of our financial statements as of December 31, 2010, and for the year then ended, none of the hours expended on Malcolm L. Pollard, Inc.’s engagement to audit those financial statements were attributed to work by persons other than Mr. Pollard’s full-time, permanent employees.

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

Condensed and Audited Balance Sheet for the years ended December 31, 2009 and December 31, 2008

Condensed and Audited Statements of Operations for the years ended December 31, 2009 and December 31, 2008

Condensed and Audited Statement of Changes in Shareholders' Deficit for the Year ended December 31, 2009 and December 31, 2008

Condensed and Audited Statements of Cash Flows for the year ended December 31, 2009 and December 31, 2008

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-1	2/24/2009

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

Employment Agreement effective as of January 1, 2011, by and between AVT, Inc. and Natalie Russell.	10.16			X

Employment Agreement effective January 1, 2011, by and between AVT, Inc. and James Winsor.	10.17			X

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1			X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2			X

Certification of Natalie Russell pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of James Winsor pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2			X

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	March 21, 2011

/s/ James Winsor James Winsor	Chief Executive Officer, Director	March 21, 2011

AVT, INC.
TABLE OF CONTENTS
Page No.

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets	F-2

Consolidated Statements of Income	F-3

Consolidated Statement of Shareholder's Equity	F-4

Consolidated Statements of Cashflow	F-5

MALCOLM L. POLLARD, Inc. 4845 W. LAKE ROAD, # 119 ERIE, PA 16505
Phone: (814)838-8258	FAX: (814) 838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors
AVT, Inc.
Corona, California

We have audited the accompanying balance sheet of AVT, Inc.  as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
February 25, 2011

AVT, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2010	2009
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$278,217	$1,103,252
Accounts receivable,	1,100,876	912,958
Inventory, net	2,462,708	962,405
Other current assets	177,216	222,158
Total current assets	4,019,017	3,200,773

Property and equipment, net	4,519,711	2,929,984
Intangibles, net	9,748,147	10,103,464
Goodwill	1,048,865	1,048,866
Other assets	1,493,767	842,302
Less: accumulated depreciation	(2,000,448)	(1,691,247)
Total assets	18,829,059	16,434,142

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	11,250	101,881
Other current liabilities	1,107,825	313,208
Total current liabilities	$1,119,075	$415,089

Long-term liabilities:
Long-term debt	277,834	252,000
Notes payable	1,062,408	1,379,084
Total long-term liabilities	1,340,242	1,631,084
Total Liabilities	2,459,317	2,046,173

Shareholders' equity
Preferred stock , Authorized shares	2,278	2,200
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares- 37,441,429, respectively	25,192	23,240
Additional paid in capital	22,912,230	20,954,678
Accumulated deficit	(6,569,958)	(6,592,149)
Total shareholders' equity	16,369,742	14,387,969
Total liabilities and shareholders' equity	$18,829,059	$16,434,142

F-2
See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
		(As Restated)
Revenues:
Vending products sales	$1,240,844	$1,124,001
Manufacturing machine sales	3,592,705	2,411,506
Non-vending	824,593	878,791
Total revenues	5,658,142	4,414,298

Cost of vending products	534,147	571,083
Cost of manufacturing	1,004,421	753,062
Cost of non-vending	234,317	203,338
Cost of sales	1,772,885	1,527,483
Gross profit	3,885,257	2,886,815

Operating expenses:
General and administrative	2,828,598	2,110,603
Depreciation and amortization	740,221	614,787
Total operating expenses	3,568,819	2,725,390

Other income (expense):
Interest expense	294,247	200,061
Provision for Income Taxes	0	0
Total other income (expense), net
Net Income	$22,191	$(38,636)

Net income per share - basic	$0.02	$0.02
Net income per share - diluted	$0.02	$0.02
Average shares outstanding	37,441,429	27,189,261
Weighted average shares outstanding	53,167,666	43,436,579

F-3
See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2008	2,033,333	2,200	21,149,620	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock			5,076,563	1,982	1,679,004		1,680,986

Common stock issued for interest on notes payable			13,538	4	3,385		3,389

Issuance of common stock for conversion of notes payable			949,540	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009						(38,636)	(38,636)
							0
Balance at December 31, 2009 (As Restated)	2,033,333	2,200	27,189,261	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock			8,595,102	808	814,723		815,531

Common stock issued for interest on notes payable			55,837	14	13,959		13,973

Issuance of preferred stock	244,798	78					78

Issuance of common stock for conversion of notes payable			1,601,229	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010						22,191	22,191

Balance at December 31, 2010	2,278,131	2,278	37,441,429	25,192	22,912,230	(6,569,958)	16,369,742

F-4
See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows

		December 31,		December 31,
		2010		2009
				(As Restated)
Operating activities:
Net income		$22,191		$(38,636)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		740,221		614,787
Changes in operating assets and liabilities:
Accounts receivable		(187,917)		(644,128)
Inventory		(1,500,310)		(371,808)
Accrued expenses and other assets		839,564		79,935
Accounts payable		(90,630)		(54,684)
Net cash used in operating activities		(176,881)		(414,534)

Investing activities
Purchases of property and equipment, net		(2,316,893)		251,922
Net cash used in investing activities		(2,316,893)		251,922

Financing activities
Net proceeds from payments on notes payable		(316,676)		618,611
Equipment Leases		25,833		20,449
Proceeds from the issuance of common stock		1,959,582		2,310,375
Net cash provided by (used in) financing activities		1,668,739		2,949,435

Net increase (decrease) in cash and cash equivalents		(825,035)		1,053,405
Cash, beginning of year		1,103,252		49,847
Cash, end of year		$278,217		$1,103,252

Supplemental disclosures of cash flow information:
Cash paid for interest		$294,248		$200,061
Income taxes	$		$

F-5
See accompanying notes.

AVT, Inc.
Notes to Consolidated Financial Statements

1.   Accounting Policies

Business

AVT, Inc. (the “Company”, “We” or “Our”) was originally incorporated under the laws of the State of Delaware on February 26, 1969, as Infodex, Inc.,  the Company was renamed to Midwest Venture Group, Inc. in March 2005. The Company then changed its name to Automated Vending Technologies, Inc. in September 2005 to better reflect our primary operations as a machine manufacturer as well as vending route distribution.  In January, 2008, the Company changed its state of domicile to Nevada, at that time we became AVT, Inc..  Due to the growth of AVTs  technology foundation base, our hardware, software products, business and overall success relies on both innovative and creative designs. These systems include solutions for wireless management of remote vending, method for controlling vending machines and custom systems.

In April 2008, the Company acquired 100% of the outstanding common stock of AC Mexican Food, Inc. dba Jalapeno’s Mexican food restaurant.

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.

The Company has incurred losses at times. The Company’s ability to meet its future obligations is dependent upon the success of its products in the market and capital resources.  Until the Company’s products can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, AC Mexican Food dba Jalapeno’s.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.  Cash equivalents are comprised of certificates of deposit.  The Company maintains its cash in bank accounts, which may exceed federally insured limits at times.

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	December 31, 2010	December 31, 2009

Food products	$ 74,830	$ 58,769
Machine inventory	$1,513,344	$767,225
Parts inventory	$ 858,471	$120,348
Machine change	$ 16,063	$ 16,063

	$2,462,708	$962,405
Income Taxes

No provision for income taxes has been made for the years ended December 31, 2010 and 2009 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in the U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Other current liabilities consist of payroll liabilities of $58,733, accounts payable of $11,250 shareholder notes of $489,567, notes payable of $534,959 and other current liabilities of $24,566.

Long Term Liabilities

Lease Account	2010	2011
Falcon 241414	$ 25,706.49	$ 9,647.16
Falcon 21430	$ 25,706.49	$ 9,647.16
Falcon 598	$ 21,660.25	$
De Lage 77509	$ 18,445.63	$ 4,130.11
Firestone Financial	$ 16,771.30	$
Firestone 528916	$ 30,193.77	$ 8,454.27
America Corp.	$ 27,555.84	$ 13,836.96
Chrysler Financial	$ 26,891.20	$ 10,756.48
GMAC 28777	$ 46,584.96	$ 34,938.72
GMAC 58335	$ 15,583.34	$ 9,916.70
GMAC 96864	$ 22,733.88	$ 15,554.76
	$277,833.15	$116,882.32

Long term liabilities include investor notes in the amount of $488,135, notes payable of $574,274.  We have long term equipment leases totaling $277,833.   The Notes are redeemable at the option of the holder, in whole or part, at any time from issuance date until up to twelve months from issue date, into such number of fully paid and non- assessable shares of common stock, as of such date that the Holder elects to convert by (y) a number which is 75% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 12 months from the Issuance Date up to a date which is 24 months from the Issuance date a number which is 85% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 24 months from the Issuance Date up to the Maturity Date a number which is 90% of the average Closing Price for the immediate preceding 10 Trading Days; or Mandatory Conversion  at any time following the date in which the closing price of the Maker’s Common Stock exceeds $1.50 for a period of ten (10) consecutive trading day.    Interest on the Notes is payable quarterly on the 15th of the following month that was earned.

3.   Shareholders’ Equity

Common Stock

On or about January, 2008, a majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to reverse split the Company’s common stock on a 1 for 3 basis.  All fractional shares were rounded up.  Shares issued prior to January, 2008, have been retroactively restated to reflect the impact of the stock split.  Common stock, $.001 par value:  100,000,000 shares authorized: 37,441,429 shares issued and outstanding.

As at December 31, 2009, the Company had 27,189,261 shares of its common stock issued and outstanding.

As at December 31, 2010, the Company had 37,441,429 shares of its common stock issued and outstanding.

Preferred Stock

For the year ended December 31, 2007, we issued 1,200,000 shares of our Series C Convertible Preferred Stock in exchange for cancellation of debt and our obligation to issue shares of our common stock.  The Series C Convertible Stock was valued at $.001 par value.

For the quarter ended March 31, 2008, the Company’s Board of Directors cancelled all issued and outstanding shares of its Series C Convertible Preferred stock and designated 3,000,000 preferred shares as Series A Convertible Preferred Stock, $.001 par value, of which 2,033,333 shares are issued and outstanding as at December  31, 2009.

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

For the quarter ended December 31, 2010, we issued Worth, Inc. a total of 244,798 shares of our Series A Convertible Preferred stock as partial payment consideration of note.

There are no previsions or circumstances that will require the company to record our Preferred Stock outside permanent equity.

Preferred Stock, $.001 par value: 3,000,000 shares authorized as Series A Convertible Preferred.  2,278,131 shares of Series A Convertible Preferred stock issued and outstanding.

The Series A Convertible Preferred Stock has the following rights and preferences:

Conversion/ Dividend  Rights

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principle balances. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends.  The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts.  The Company offers extended payment terms to certain customers for equipment sales. The Company provides an allowance for credit losses as discussed above extended receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts.

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
ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended December 31, 2010 and 2009, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.

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

4.   Property and Equipment

Machines on location	$1,097,357
Restaurant equipment	$ 514,300
Building improvements	$ 360,070
Vehicles	$ 649,697
Furniture and equipment	$ 426,377
Manufacturing Machinery	$2,481,674
Kiosk/ Gamer	$ 262,866
Computer and software	$ 221,133

$6,013,477

5.   Intangible Assets

Application software

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