Form 10-Q
period 2011-03-31
AVT, Inc.
filed 2011-05-10
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2011, there were 4,071,054 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.

Consolidated Balance Sheets - Three months ended March 31, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations - Three months ended March 31, 2011	F-3

Consolidated Statements of Shareholders' Equity - Three months ended March 31, 2011	F-4

Consolidated Statements of Cash Flows - Three months ended March 31, 2011	F-5

Notes to Consolidated Financial Statements	F-6

AVT, Inc.
Consolidated Balance Sheets - Three months ended March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$222,483	$278,217
Accounts receivable,	1,641,851	1,100,876
Inventory, net	2,548,883	2,462,708
Other current assets	199,871	177,216
Total current assets	4,613,088	4,019,017

Property and equipment, net	4,519,711	4,519,711
Intangibles, net	9,640,393	9,748,147
Goodwill	1,048,865	1,048,865
Other assets	1,493,767	1,493,767
Less: accumulated depreciation	(2,120,973)	(2,000,448)
Total assets	19,194,851	18,829,059

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	(23,638)	11,250
Other current liabilities	1,173,820	1,107,825
Total current liabilities	$1,150,182	$1,119,075

Long-term liabilities:
Long-term debt	236,417	277,834
Notes payable	1,142,926	1,062,408
Total long-term liabilities	1,379,343	1,340,242
Total Liabilities	2,529,525	2,459,317

Shareholders' equity
Preferred stock, $.001 par value: Authorized shares 10,000,000;
Issued and outstanding shares - 2,540,598, respectively		2,278
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares - 4,071,054, respectively		25,192
Additional paid in capital	23,197,352	22,912,230
Accumulated deficit	(6,560,042)	(6,569,958)
Total shareholders' equity	16,665,326	16,369,742
Total liabilities and shareholders' equity	$19,194,851	$18,829,059

F-2
See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations
Three months ended March 31, 2011

	3 months ended	3 months ended
	March 31, 2011	March 31, 2010
Revenues:
Vending products sales	$222,478	$253,477
Manufacturing machine sales	1,004,641	544,843
Non-vending	177,079	178,498
Total revenues	1,404,198	976,818

Cost of vending products	114,709	120,309
Cost of manufacturing	146,091	233,200
Cost of non-vending	64,558	52,537
Cost of sales	325,358	406,046
Gross profit	1,078,840	570,772

Operating expenses:
General and administrative	802,484	666,285
Depreciation and amortization	228,279	171,139
Total operating expenses	1,030,763	837,424

Other income (expense):
Interest expense	38,161	66,320
Provision for Income Taxes	0	0
Total other income (expense), net
Net Income	$9,916	$(332,972)

Net income per share - basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01
Average shares outstanding	4,071,054	30,366,716
Weighted average shares outstanding	17,914,350	47,609,737

F-3
See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity
Three months ended March 31, 2011

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2008	*	2,033,333	2,200	2,114,962	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock				507,656	1,986	1,682,389		1,684,375

Common stock issued for interest on notes payable				1,353

Issuance of common stock for conversion of notes payable				94,954	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009							(38,636)	(38,636)
								0
Balance at December 31, 2009	*	2,033,333	2,200	2,718,925	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				859,511	808	814,723		815,531

Common stock issued for interest on notes payable				5,584	14	13,959		13,973

Issuance of preferred stock		244,798	78					78

Issuance of common stock for conversion of notes payable				160,123	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010							22,191	22,191

Balance at December 31, 2010	*	2,278,131	2,278	3,744,143	25,192	22,912,230	(6,569,958)	16,369,742

Issuance of common stock				89,112	143	142,857		143,000

Common stock issued for interest on notes payable				1,620	9	9,750		9,759

Issuance of preferred stock		262,467	262					262

Issuance of common stock for conversion of notes payable				236,179	132	132,515		132,647

Net Income (Loss) for the year ended March 31, 2011							9,916	9,916

Balance at March 31, 2011	*	2,540,598	2,540	4,071,054	25,476	23,197,352	(6,560,042)	16,665,326

* Reflects 10 to 1 reverse split

F-4
See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2011

		March 31, 2011		March 31, 2010
Operating activities:
Net income		$9,916		$(332,972)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		228,279		171,139
Changes in operating assets and liabilities:
Accounts receivable		(540,974)		527
Inventory		(108,830)		(555,818)
Accrued expenses and other assets		65,995		397,563
Accounts payable		(34,889)		176,643
Net cash used in operating activities		(380,503)		(142,918)

Investing activities
Purchases of property and equipment, net		0		(311,243)
Net cash used in investing activities		0		(311,243)

Financing activities
Net proceeds from payments on notes payable		80,518		(121,049)
Equipment Leases		(41,416)		(27,018)
Proceeds from the issuance of common stock		285,667		353,671
Net cash provided by (used in) financing activities		324,769		205,604

Net increase (decrease) in cash and cash equivalents		(55,734)		(248,557)
Cash, beginning of year		278,217		1,103,252
Cash, end of year		$222,483		$854,695

Supplemental disclosures of cash flow information:
Cash paid for interest		$38,161		$66,320
Income taxes	$		$

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

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	March 31, 2011	March 31, 2010

Food products	80,651	$ 61,629
Machine inventory	1,580,883	$899,409
Parts inventory	863,785	$541,122
Machine change	23,563	$ 16,063

	$2,548,882	$1,518,223

Income Taxes

No provision for income taxes has been made for the three months ended March 31, 2011 and 2010 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of payroll liabilities of $76,213, accounts payable of ($23,638), investor notes of $480,000 and notes payable of $534,948 and other current liabilities of $82,659.

Long Term Liabilities

Lease Account	2011	2012
Falcon 241414	$ 21,746	$ 5,538
Falcon 21430	$ 21,746	$ 5,538
Falcon 598	$ 16,474	$
De Lage	$ 14,867	$
Firestone Financial	$ 11,725	$
Firestone 528916	$ 24,096	$ 2,123
Chrysler	$ 22,857	$ 6,722
GMAC	$ 43,673	$32,027
GMAC	$ 20,939	$13,759
GMAC	$ 14,166	$ 8,500
America Leasing	$ 24,126	$10,407

	$236,415	$ 84,614

Long term liabilities include investor notes of $568,652, notes payable in the amount of $574,274.  We have long term equipment leases totaling $236,415.

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

3.   Shareholders’ Equity

Common Stock

On March 2, 2011, the majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to reverse split the Company’s common stock on a 1 for 10 basis.  All fractional shares were rounded up. Shares issued prior to March 2011, have been retroactively restated to reflect the impact of the stock split.  Common stock, $.001 par value: 100,000,000 shares authorized: 4,071,054 shares issued and outstanding.

As at March 31, 2010, the Company had 3,036,672 shares of its common stock issued and outstanding

As at March 31, 2011, the Company had 4,071,054 shares of its common stock issued and outstanding.

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

For the quarter ended March 31, 2011, we issued Worth, Inc. a total of 262,467 shares of our Series A Convertible Preferred stock as partial payment consideration of note.

There are no previsions or circumstances that will require the company to record our Preferred Stock outside permanent equity.

Preferred Stock, $.001 par value: 3,000,000 shares authorized as Series A Convertible Preferred Stock, $.001 par value, of which  2,540,598 shares of Series A Convertible Preferred stock issued and outstanding.

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
ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarters ended March 31, 2011 and 2010, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

4.   Fixed Assets - Property and Equipment

Machines on location	$ 1,097,357
Restaurant equipment	$ 514,300
Building improvements	$ 360,070
Vehicles	$ 649,697
Furniture and equipment	$ 426,377
Manufacturing Machinery	$ 2,481,674
Kiosk	$ 262,866
Computer and software	$ 221,133

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This report contains certain forward- looking statements regarding, among other things, the anticipated financial and operating results of the Company.  For this purpose, forward- looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate”, “could”, “should”, “would”, “likely”, “may”, “will”, “plan”, “intend”, “believes”, “expects”, “anticipates”, “projected”, or similar expressions.  Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the statements.  The forward looking information is based on various factors and was derived using numerous assumptions.  For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

Results of Operations

For the three months ended March 31, 2011, our net income has increased by $342,888, compared to the same period for the previous year.

Total revenues for the three months ended March 31, 2011, were $1,404,198 compared to total revenues of $976,818 for the three months ended March 31, 2010.  The increase in revenues is due increased manufacturing revenues of $427,380.  We attribute the increased manufacturing revenues to increased sales of custom vending machines.

For the three months ended March 31, 2011, we had revenues of $1,404,198, and total cost of goods and operating expenses of $1,394,282 for net income of $9,916.  This compares to the three months ended March 31, 2010 where we had $976,818 in total revenues, $1,309,790 in total costs of goods and operating expenses for a net income of ($332,972).  We attribute the increase in net income for the three months ended March 31, 2011, due to increased revenues from manufacturing machine sales. Our increased cost of goods sold for the three months ended March 31, 2011, was attributable to increased sales of our vending machines.

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

We expect to increase sales over the next 12 months due primarily to sales of our RAM4000 vending machine.  We believe that we have sufficient cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

We expect our manufacturing costs to increase approximately 15% due to the devaluation of the U.S. Dollar and the exchange rates with our foreign manufactures.  Depending on the strength of the U.S. Dollar, this trend may or may not continue.

Inflation and changing prices have affected our business as related primarily to fuel and increased vehicle expenses.  We anticipate that fuel costs will continue, thus increasing our operating costs.  Our cost of goods and prices for our products remain relatively stable and we expect this trend to continue through the end of 2011.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of March 31, 2011, we have $132,664 cash on hand.

At March 31, 2011, we had cash of $132,664 compared to cash of $250,006 at December 31, 2010.  We consider this decrease in cash as insignificant for the current quarter.

For the three months ended March 31, 2011, our inventory increased compared to our ending inventory for the year ended December 31, 2010. At March 31, 2011, we had inventory of $2,548,884 compared to $2,462,708 at December 31, 2010.  This increase relates primarily to receiving new shipments of vending machines from our manufacturer in China and Spain.

The Company’s assets increased to $19,194,850 at March 31, 2011 compared to $18,829,058 at December 31, 2010.  This $365,792 increase in assets is primarily due to inventory.

All receivable accounts are due within 45 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally.

The Company

AVT, Inc. is an innovative developer, manufacturer and vending operator of technology based product dispensing solutions and equipment that is in the process of revolutionizing convenience food access and food product dispensing.  With extensive experience in the vending machine industry, AVT combines vast market knowledge and strong customer relationships with best-in- class technologies to dramatically improve the values delivered to consumers.

AVT’s designs are innovative in that our systems exploit the use of an integrated PCs.  As a design manufacture, creator of specialty application software and integrator of technology, our products define the cutting edge of the vending and dispensing industry and position us as a leader and industry innovator.  We currently have vending systems throughout the Los Angeles, Orange and Riverside, California counties.  It is our vending operation experience over the past years that adds to the distinctive advantage and overall success as a manufacture and leader of technology based vending products

AVT, Inc. is the owner of AC Mexican Food, Inc. dba, Jalapenos.  The restaurant is located in a food court of a retail mall at 20532 El Toro Road, #112, Lake Forest, CA 92692.  The restaurant offers authentic Mexican food restaurant that operates from mid morning through late evening with the majority of  its business being  lunch and dinner patrons.

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

Our Products

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

Vending Management System™ (VMS)

Our VMS systems is another AVT developed software product that allows us to remotely view  information for each machine to help plan for daily replenishment, sales statistics and alerts of systems malfunctions to operators as well as defect history for each machine by means of software error log files. This technology increases operational efficiency of vending operations and helps to prevent inventory shrinkage and skimming, both major control issues in the vending industry. A key differentiator relative to the offerings of other established players in the vending machine management space is that our VMS solution works via a DSL line cellular modem or Internet Wi-Fi and be substantially less expensive to own and operate than competing systems who do not use the internet for bi-directional transmission of vending system data.  VMS currently holds a Patent pending.

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

Touch Screen Vending (TSV)

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

The RAM4000 Vending Machine

The RAM4000 is a refrigerated vending snack/beverage combo machine that uses all of our current technology to vend 4 rows of food, beverage, snack and candy or any combination thereof.  The RAM4000 is ideal for smaller populated vending accounts.  The RAM400 uses our optional Multi-Pay system allows the machine to accept Cash, ATM, and Credit Cards. The system also accepts AVT’s optional AVTi Media product and VSS product drop detection system.

The RAM5000 Vending Machine

The RAM5000 machine is our answer to the industry’s need for a higher capacity non refrigerated snack machine which utilizes all of our current technology.  The RAM5000 vends 5 rows of non-refrigerated snack and candy or any combination thereof. RAM5000 is ideal for smaller populated vending accounts needing a high capacity vending machine. The RAM5000 also uses our optional Multi-Pay system allows the machine to accept Cash, ATM, and Credit Cards. The system also accepts AVT’s optional AVTi Media product and VSS product drop detection system.

Kiosk/ Game Trader Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our line of RAM vending systems as well as being sold as self service or control center kiosks systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to be come a part of AVTi Media Network.  AVT engineered the Game Trader machine that will allow customers to buy video games as well as trade used games in for cash.

Media Products

Technology effort is the design and enhancement of our AVTi Media products.  The AVTi Media products are integrated into our base systems and also sold to other vending manufactures.

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

The expense of complying with environmental regulations is of minimal consequence.

Patent Pending

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

Vend Operating System
Claims to be amended to the Multimedia System, Method for
Controlling Vending Machines – Serial Number 11-588,420
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

The effects of existing or probable government regulations are minimal.

Additional information

The Company currently has approximately 25 full time employees and 5 part-time employees.  We also allow and utilize the services of independent contractors.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2011, the Company's internal control over financial reporting was effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended March 31, 2011.

01/01/2011 - 03/31/2011
Date of Sale	Purchaser Name	Price	Security	# of Shares Sold

01/26/11	Scott Ohana	$36,000.00	Common Stock	60,000
01/26/11	David Schneider	$10,000.00	Common Stock	18,182
01/26/11	Paula Greco	$ 9,695.00	Common Stock	12,927
01/26/11	Nancy Caruso	$25,134.21	Common Stock	50,268
01/26/11	Thomas Caruso	$15,408.86	Common Stock	30,818
02/17/11	Samuel Gerber	$50,000.00	Common Stock	10,000
02/22/11	Donavon Working	$42,857.00	Common Stock	7,143
03/14/11	Richard Abe	$20,000.00	Common Stock	4,000
03/15/11	Merle & Onna Ready	$30,000.00	Common Stock	6,400

01/07/11	Claude W. Drake Jr.	$50,000.00	Note
02/11/11	Ralph Adams	$40,000.00	Note
03/17/11	Donald Hotter	$20,000.00	Note

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

Item 3.Default Upon Senior Securities

None.

Item 4.(Removed and Reserved)

Item 5.Other Information

None.

ITEM 6. EXHIBITS

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-2	7/29/09

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

SWI Trading, Inc, note effective November 1, 2006	10.16	10/A-2	7/2/09

SWI Trading Loan Cutback Agreement dated January 31, 2008	10.17	10/A-3	11/19/2009

Consulting Agreement effective September 1, 2009, by and between AVT, Inc. and Star Capital IR Corp.	10.18	10/A-3	11/19/2009

Employment Agreement effective as of January 1, 2010 by and between AVT, Inc. and Natalie Russell.	10.19	10/A-6	10/12/2010

Employment Agreement effective January 1, 2010, by and between AVT, Inc. and James Winsor.	10.20	10/A-6	10/12/2010

Employment Agreement effective as of January 1, 2011, by and between AVT, Inc. and Natalie Russell.	10.21	10-K	3/22/2011

Employment Agreement effective January 1, 2011, by and between AVT, Inc. and James Winsor.	10.22	10-K	3/22/2011

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1	X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2	X

Certification of Natalie Russell pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	X

Certification of James Winsor pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	X

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	May 4, 2011