Form 10-Q/A
period 2010-03-31
AVT, Inc.
filed 2011-07-19
CIK 1431888

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2010, there were 30,366,716 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.

Consolidated Balance Sheets - Three months ended March 31, 2010 and December 31, 2009	F-2

Consolidated Statements of Operations - Three months ended March 31, 2010	F-3

Consolidated Statements of Shareholders' Equity - Three months ended March 31, 2010	F-4

Consolidated Statements of Cash Flows - Three months ended March 31, 2010	F-5

Notes to Consolidated Financial Statements	F-6

F-1

AVT, Inc.
Consolidated Balance Sheets
		"As Restated"
	March 31,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$829,695	$854,695
Accounts receivable,	2,209,818	912,431
Inventory, net	868,539	1,518,223
Other current assets		222,158
Total current assets	3,908,052	3,507,507

Property and equipment, net	2,174,540	3,052,160
Intangibles, net	11,506,390	10,037,954
Goodwill	1,262,526	1,048,866
Other assets	1,686,129	989,126
Less: accumulated depreciation	(1,074,604)	(1,754,632)
Total assets	19,463,033	16,880,981

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	291,045	278,524
Other current liabilities	771,984	710,771
Total current liabilities	$1,063,029	$989,295

Long-term liabilities:
Long-term debt	224,447	224,983
Notes payable	1,300,846	1,258,035
Total long-term liabilities	1,525,293	1,483,018
Total Liabilities	2,588,322	2,472,313

Shareholders' equity
Preferred stock , Authorized shares	2,200	2,200
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares - 30,366,716, respectively	23,627	23,643
Additional paid in capital	23,366,911	21,307,946
Accumulated deficit	(6,518,027)	(6,925,121)
Total shareholders' equity	16,874,711	14,408,668
Total liabilities and shareholders' equity	$19,463,033	$16,880,981

See accompanying notes.
F-2

AVT, Inc.
Consolidated Statements of Operations

		"As Restated"
	3 months ended	3 months ended
	March 31, 2010	March 31, 2010
Revenues:
Vending products sales	$253,477	$253,477
Manufacturing machine sales	925,282	544,843
Non-vending	178,498	178,498
Total revenues	1,357,257	976,818

Cost of vending products	120,309	120,309
Cost of manufacturing	368,570	233,200
Cost of non-vending	52,538	52,537
Cost of sales	541,417	406,046
Gross profit	815,840	570,772

Operating expenses:
General and administrative	683,449	666,285
Depreciation and amortization	0	171,139
Total operating expenses	683,449	837,424

Other income (expense):
Interest expense	77,178	66,320
Provision for Income Taxes	33,768	0
Total other income (expense), net
Net Income	$21,445	$(332,972)

Net income per share - basic	$0.02	$0.02
Net income per share - diluted	$0.02	$0.02
Average shares outstanding	30,531,716	30,366,716
Weighted average shares outstanding	47,609,737	47,609,737

See accompanying notes.
F-3

AVT, Inc.
Consolidated Statement of Shareholders' Equity
March 31, 2010

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	13,441	15,541,132	(6,524,041)	9,031,732

Issuance of common stock				7,083,163	6,396	3,105,782		3,112,178

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008							(29,472)	(29,472)

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock				5,076,563	1,986	1,682,389		1,684,375

Common stock issued for interest on notes payable				13,538

Issuance of common stock for conversion of notes payable				949,540	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009							(38,636)	(38,636)
								0
Balance at December 31, 2009		2,033,333	2,200	27,189,261	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				3,120,206	363	313,308		313,671

Common stock issued for interest on notes payable				6,541

Issuance of common stock for conversion of notes payable				50,708	40	39,960		40,000

Net Income (Loss) for the quarter ended March 31,2010							(332,972)	(332,972)

Balance at March 31, 2010 "As Restated"		2,033,333	2,200	30,366,716	23,643	21,307,946	(6,925,121)	14,408,668

Balance at March 31, 2010		2,033,333	2,200	30,531,716	23,626	23,366,911	(6,518,026)	16,874,711

See accompanying notes.
F-4

AVT, Inc.
Consolidated Statements of Cash Flows
March 31, 2010

		As previously		As Restated
		reported
Operating activities:
Net income		$21,445		$(332,972)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation/ Amortization		0		171,139
Changes in operating assets and liabilities:
Accounts receivable		(327,282)		527
Inventory		(473,078)		(555,818)
Accrued expenses and other assets		441,331		397,563
Accounts payable		176,643		176,643
Net cash used in operating activities		(160,941)		(142,918)

Investing activities
Purchases of property and equipment, net		(311,243)		(311,243)
Net cash used in investing activities		(311,243)		(311,243)

Financing activities
Net proceeds from payments on notes payable		(176,150)		(121,049)
Equipment Leases		(27,017)		(27,018)
Proceeds from the issuance of common stock		426,795		353,671
Net cash provided by (used in) financing activities		223,628		205,604

Net increase (decrease) in cash and cash equivalents		(248,557)		(248,557)
Cash, beginning of year		1,078,252		1,103,252
Cash, end of year		$829,695		$854,695

Supplemental disclosures of cash flow information:
Cash paid for interest		$77,178		$66,320
Income taxes	$		$

See accompanying notes.
F-5

AVT, Inc.
Notes to Consolidated Financial Statements
March 31, 2010

1.   Accounting Policies

Business

AVT, Inc. (the “Company”, “We” or “Our”) was originally incorporated under the laws of the State of Delaware on February 26, 1969, as Infodex, Inc.,  the Company was renamed to Midwest Venture Group, Inc. in March 2005. The Company then changed its name to Automated Vending Technologies, Inc. in September 2005 to better reflect our primary operations as a machine manufacturer as well as vending route distribution.  In January, 2008, the Company changed its state of domicile to Nevada, at that time we became AVT, Inc.  Due to the growth of AVT’s  technology foundation base, our hardware, software products, business and overall success relies on both innovative and creative designs. These systems include solutions for wireless management of remote vending, method for controlling vending machines,  custom systems and integration of technology.

In April 2008, the Company acquired 100% of the outstanding common stock of AC Mexican Food, Inc. dba Jalapeno’s Mexican food restaurant.

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and it’s wholly- owned subsidiary, AC Mexican Food dba Jalapeno’s.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

2.   Restatement of Consolidated Financial Statements

The Company has been assisted by independent legal council and outside accounting experts to restate past filed financial statements and notes, due to SEC review.  The Special Committee and its advisors conducted an extensive review of the Company’s accounting policies, internal records and supporting documentation.  The Special Committee and the Company’s independent registered public accounting firm, determined that the consolidated financial statements and related financial information contained in its Annual Reports on Form 10-K through December 31, 2009 should no longer be relied upon.  Accordingly, since 2009 information was impacted as a result of the findings of the Special Committee, the Company is amending its Form 10-Q for the quarter ended March 31, 2010 through the quarter ended September 30, 2010 to accurately reflect prior period information.

Findings

Based in the findings of the Special Committee, management of the Company has concluded that the Company’s consolidated financial statements as of March 31, 2010 should be restated to properly record assets, liability, equity, revenue and operating expenses.  The accounting analysis is ongoing and the scope and nature of potential adjustments is subject to review.  Matters due to the loss of auditors that did not conform to GAAP policies with the intent to inform the company of changes needed.  The Company has engaged in a re- audit of 2010 to comply with the request of the SEC.

Errors in financial statements result from mathematical mistakes, processing accounting data in application, or oversight of or misinterpretation of facts that existed at the time the financial statements were prepared.  Restatements related to restructuring, asset impairment and inventory issue errors.

The restatement of the Company’s previously issued financial statements reflects the following:

a)
The recognition of an error resulting in an overstatement of previously reported receivables were discovered during the current year.  Accordingly, an adjustment of $1,297,387 was made during March 2010 to write down receivables.

b)	As a result of previously recognized inventory, an adjustment of $649,684 was made during March 2010 to increase inventory.
c)
The restructuring of assets resulted in the following adjustments to property and equipment which were increased by $877,620, intangibles reduced by $1,468,436 and goodwill was also reduced by $213,660, respectively.  Accordingly, a reduced adjustment of $697,003 was made in other assets.

d)
The accounting process resulted in an error of previously reported liabilities.  Accordingly, an adjustment to write down accounts payable $12,521, other current liabilities at $61,213, notes at $42,811, respectively.  A rounding error was made to long- term debt that was a result of $536 increase.

e)
As the result of a previously reported acquisition & merger an overstatement was recorded to equity during the current year.  Accordingly, an adjustment of $2,058,965 was made during March 2010 to write down paid in capital as well as an adjustment of $407,094 was made to increase retained earnings, respectively.  The result had an effect with an adjustment of $354,417 made to write down net income, respectively.

f)
As acknowledgement of errors in the financial statements  an overstatement of previously reported revenues were discovered during the March 2010 period.  Accordingly, an adjustment of $380,439 was made in March 2010 to write down revenue.

g)	In the findings we identified errors resulting in overstated cost of goods. Accordingly, an adjustment of $135, 371 has been made in March 2010 to write down COG.
h)	It has been acknowledged that to conform with GAAP policies, an adjustment of $171,139 was made to increase depreciation/ amortization.
i)	The analysis concluded an error to general and administration, an adjustment of $17,164 was made during March 2010 to decrease g & a, respectively.

We continue to take actions to strengthen our accounting and reporting procedures and are optimistic that such improvements will enhance the company’s corporate governance moving forward.  We regret these unfortunate circumstances that have occurred; however, it should not impact our ability to meet our 2011 goals.  We are proud of our position as a leader in advanced technology manufacturing and vending industry.  The Company has worked hard and gave full cooperation in order to ensure that the re- audit, restatement was accomplished in order to move forward.

Consolidated Balance Sheet Impact

The following table reconciles the audited consolidated balance sheet previously reported in the Original Filing to the restated amounts as of March 31, 2010.

	As previously	Adjustments	"As Restated"
	reported
Assets
Current assets:
Cash and cash equivalents	$829,695	$25,000	$854,695
Accounts receivable,	2,209,818	(1,297,387)	912,431
Inventory, net	868,539	649,684	1,518,223
Other current assets		222,158	222,158
Total current assets	3,908,052	(400,545)	3,507,507

Property and equipment, net	2,174,540	877,620	3,052,160
Intangibles, net	11,506,390	(1,468,436)	10,037,954
Goodwill	1,262,526	(213,660)	1,048,866
Other assets	1,686,129	(697,003)	989,126
Less: accumulated depreciation	(1,074,604)	(680,028)	(1,754,632)
Total assets	19,463,033	(2,582,052)	16,880,981

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	291,045	(12,521)	278,524
Other current liabilities	771,984	(61,213)	710,771
Total current liabilities	$1,063,029	$(73,734)	$989,295

Long-term liabilities:
Long-term debt	224,447	536	224,983
Notes payable	1,300,846	(42,811)	1,258,035
Total long-term liabilities	1,525,293	(42,275)	1,483,018
Total Liabilities	2,588,322	(116,009)	2,472,313

Shareholders' equity
Preferred stock , Authorized shares	2,200	0	2,200
Common stock, $.001 par value: Authorized shares 100,000,000;		0
Issued and outstanding shares - 30,366,716, respectively	23,627	16	23,643
Additional paid in capital	23,366,911	(2,058,965)	21,307,946
Accumulated deficit	(6,518,027)	(407,094)	(6,925,121)
Total shareholders' equity	16,874,711	(2,466,043)	14,408,668
Total liabilities and shareholders' equity	$19,463,033	$(2,582,052)	$16,880,981
Consolidated Statement of Operations Impact

The Company’s statement of operations for the year ended March 31, 2010.  The following table reconciles the audited consolidated statements of operation previously reported in the Original Filing to the restated amounts as of March 31, 2010.

	As previously
	recorded	Adjustments	As Restated
Revenues:
Vending products sales	$253,477	$0	$253,477
Manufacturing machine sales	925,282	(380,439)	544,843
Non-vending	178,498	0	178,498
Total revenues	1,357,257	(380,439)	976,818

Cost of vending products	120,309	0	120,309
Cost of manufacturing	368,570	(135,370)	233,200
Cost of non-vending	52,538	(1)	52,537
Cost of sales	541,417	-135,371	406,046
Gross profit	815,840	-245,068	570,772

Operating expenses:
General and administrative	683,449	(17,164)	666,285
Depreciation and amortization	0	171,139	171,139
Total operating expenses	683,449	153,975	837,424

Other income (expense):
Interest expense	77,178	(10,858)	66,320
Provision for Income Taxes	33,768	(33,768)	0
Total other income (expense), net
Net Income	$21,445	$(354,417)	$(332,972)

Net income per share - basic	$0.02	$0.00	$0.02
Net income per share - diluted	$0.02	$0.00	$0.02
Average shares outstanding	30,531,716	-165,000	30,366,716
Weighted average shares outstanding	47,609,737	47,609,737	47,609,737

Consolidated Statements of Cash Flows Impact

The Company’s statement of cash flow for the period ended March 31, 2010.  The following table reconciles the audited consolidated statements of cash flow previously reported in the Original Filing to the restated amounts as of March 31, 2010.

		As previously		As Restated
		reported
Operating activities:
Net income		$21,445		$(332,972)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation/ Amortization		0		171,139
Changes in operating assets and liabilities:
Accounts receivable		(327,282)		527
Inventory		(473,078)		(555,818)
Accrued expenses and other assets		441,331		397,563
Accounts payable		176,643		176,643
Net cash used in operating activities		(160,941)		(142,918)

Investing activities
Purchases of property and equipment, net		(311,243)		(311,243)
Net cash used in investing activities		(311,243)		(311,243)

Financing activities
Net proceeds from payments on notes payable		(176,150)		(121,049)
Equipment Leases		(27,017)		(27,018)
Proceeds from the issuance of common stock		426,795		353,671
Net cash provided by (used in) financing activities		223,628		205,604

Net increase (decrease) in cash and cash equivalents		(248,557)		(248,557)
Cash, beginning of year		1,078,252		1,103,252
Cash, end of year		$829,695		$854,695

Supplemental disclosures of cash flow information:
Cash paid for interest		$77,178		$66,320
Income taxes	$		$

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	March 31, 2010	March 31, 2009

Food products	61,629	$ 91,200
Machine inventory	899,409	$566,999
Parts inventory	541,122	$ 51,061
Machine change	16,063	$ 16,868

	$1,518,223	$726,127

Income Taxes

No provision for income taxes has been made for the three months ended March 31, 2010 and 2009 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of payroll liabilities of $24,501, accounts payable of $278,524, investor notes of $414,567 and notes payable of $271,705.
Long Term Liabilities

Lease Account	2010	2011
Falcon 241414	$ 37,370.78	$ 29,630.54
Falcon 21430	$ 37,370.78	$ 29,630.54
Falcon 598	$ 36,843.65	$ 26,246.98
De Lage	$ 30,419.03
Firestone Financial	$ 31,830.11	$ 31,830.11
Firestone 528916	$ 51,148.50

	$224,982.85	$ 117,338.17

Long term liabilities include investor notes in the amount of $1,258,035.  We have long term equipment leases totaling $224,983

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

3.   Shareholders’ Equity

Common Stock

On or about January, 2008, a majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to reverse split the Company’s common stock on a 1 for 3 basis.  All fractional shares were rounded up.  Shares issued prior to January, 2008, have been retroactively restated to reflect the impact of the stock split.  Common stock, $.001 par value:  100,000,000 shares authorized: 30,366,716 shares issued and outstanding.

As at March 31, 2009, the Company had 21,935,973 shares of its common stock issued and outstanding

As at March 31, 2010, the Company had 30,366,716 shares of its common stock issued and outstanding.

Preferred Stock

For the year ended December 31, 2007, we issued 1,200,000 shares of our Series C Convertible Preferred Stock in exchange for cancellation of debt and our obligation to issue shares of our common stock.  The Series C Convertible Stock was valued at $.001 par value.

For the quarter ended March 31, 2008, the Company’s Board of Directors cancelled all issued and outstanding shares of its Series C Convertible Preferred stock and designated 3,000,000 preferred shares as Series A Convertible Preferred Stock, $.001 par value, of which 2,033,333 shares are issued and outstanding as at March 31, 2010.

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
ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarter ended March 31, 2010, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

4.   Fixed Assets - Property and Equipment

Machines on location	$ 1,169,261
Restaurant equipment	$ 506,800
Building improvements	$ 276,210
Vehicles	$ 475,947
Furniture and equipment	$ 352,333
Manufacturing Machinery	$ 1,023,765
Kiosk	$ 108,366
Computer and software	$ 128,604

$4,041,286

5.   Intangible Assets - Application software

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

Results of Operations

For the three months ended March 31, 2010, our net income has increased by $299,359, compared to the same period for the previous year.

Total revenues for the three months ended March 31, 2010, were $976,818 compared to total revenues of $677,459 for the three months ended March 31, 2009.  The increase in revenues is due to increased manufacturing revenues and non- vending income of $299,359.

For the three months ended March 31, 2010, we had revenues of $976,818, and total cost of goods and operating expenses of $1,243,470 for net income of $(332,972).  This compares to the three months ended March 31, 2009 where we had $677,459 in total revenues, $805,160 in total costs of goods and operating expenses for a net income of $(142,723).  We attribute the decrease in net income for the three months ended March 31, 2010 due to increased revenues from manufacturing machine sales revenue. Our increased cost of goods sold for the three months ended March 31, 2010, was attributable to manufacturing sales.

We believe that the increased spending on manufacturing and restaurant costs are necessary for the company to add increased revenue to operations.  We have experienced unexpected expenses related to the restaurant operations relating to unpaid back taxes and vendor costs.  To address this issue we have hired new management to address these issues and we expect the restaurant related expenses to be reduced during the next year.

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

The economy has affected our business as related primarily due to inflated fuel price’s and increased vehicle expenses.  We anticipate that fuel costs will continue, thus increasing our operating costs.  Our cost of goods and prices for our products remain stable and we expect this trend to continue through the end of 2010- 2011.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of March 31, 2010 we have $857,290 cash on hand.

At March 31, 2010, we had cash of $854,695 compared to cash of $1,103,252 at December 31, 2009.  We consider this decrease in cash as insignificant for the current quarter.

For the three months ended March 31, 2010, our inventory increased compared to our ending inventory for the year ended December 31, 2009. At March 31, 2010, we had inventory of $1,518,223 compared to $962,402 at December 31, 2009.  This increase relates primarily to receiving  new shipments of vending machines from our manufacturer in China and Spain.

The Company’s assets increased to $16,880,981 at March 31, 2010 compared to $16,434,146 at December 31, 2009.  This $446,835 increase in assets is primarily due to increased inventory.

Our goal is to manufacture and sell as many systems as possible in the next 12 to 24 months through established distributors and direct sales to meet the anticipated industry demand for a competitively priced vending system that is an energy efficient, technology based,  “Green” system.

Standard receivable accounts are due within 30 days of delivery.  Extended terms allow 60- 90 days to receive payment.  Collections for past due accounts are handled internally.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended March 31, 2010.

01/01/2010 – 03/31/2010
Date of Sale	Purchaser Name	Price	Security

1/11/10	John Hubbs	$25,000.00	Common Stock
1/14/10	Irene Tcholokhin	$12,500.00	Common Stock
1/20/10	David Wunsch	$36,000.00	Common Stock
1/20/10	Solange Ohana	$36,000.00	Common Stock
1/21/10	Linda Zanze	$20,000.00	Common Stock
01/26/10	Scott Ohana	$36,000.00	Common Stock
02/02/10	Donovan Working	$50,000.00	Common Stock
02/04/10	Carol Vogt	$12,732.00	Common Stock
02/08/10	Blake Barnes	$25,000.00	Common Stock

02/11/10	Kent Rash	$15,000.00	Common Stock
02/19/10	David Wall	$10,000.00	Common Stock
02/24/10	Paul Edwards	$25,000.00	Common Stock
03/01/10	Richard Kahle	$20,000.00	Common Stock
03/17/10	Andre Maynard	$45,000.00	Common Stock
03/18/10	Craig Skott	$19,000.00	Common Stock
01/06/10	William Stinchfield	$30,000.00	Note
01/07/10	Meynardo Ascio	$50,000.00	Note
01/12/10	Richard Fick	$20,000.00	Note
01/19/10	Carrie Mork	$15,000.00	Note
01/19/10	Kenneth Mork	$15,000.00	Note
01/21/10	Lara Ohana IRA Trust	$19,000.00	Note
02/03/10	Richard Evett	$30,000.00	Note
03/03/10	Donald Kimmel	$25,000.00	Note

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	June 15, 2011