Form 10-Q/A
period 2010-06-30
AVT, Inc.
filed 2011-07-19
CIK 1431888

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2010, there were 33,499,883 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.

Balance Sheets - June 30, 2010 (As Restated)	F-2

Statements of Operations - Six months ended June 30,2010 (As Restated)	F-3

Statements of Shareholders' Equity - Six months ended June 30, 2010 (As Restated)	F-4

Statements of Cash Flows - Six months ended June 30, 2010 (As Restated)	F-5

Notes to Consolidated Financial Statements	F-6

F-1

AVT, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2010
		"As Restated"
Assets
Current assets:
Cash and cash equivalents	$259,712	$284,712
Accounts receivable,	2,811,219	1,121,682
Inventory, net	960,684	1,716,669
Other current assets	0	222,158
Total current assets	4,031,615	3,345,221

Property and equipment, net	2,183,481	3,083,739
Intangibles, net	11,586,327	9,990,576
Goodwill	1,262,526	1,048,866
Other assets	1,778,864	1,077,815
Less: accumulated depreciation	(1,190,541)	(1,831,540)
Total assets	19,652,272	16,714,677

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	46,560	34,067
Other current liabilities	720,148	797,368
Total current liabilities	$766,708	$831,435

Long-term liabilities:
Long-term debt	230,533	230,533
Notes payable	980,846	1,051,779
Total long-term liabilities	1,211,379	1,282,312
Total Liabilities	1,978,087	2,113,747

Shareholders' equity
Preferred stock , Authorized shares	2,033	2,033
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares- 33,499,883 respectively	24,568	24,397
Additional paid in capital	24,140,940	21,873,337
Accumulated deficit	(6,493,356)	(7,299,374)
Total shareholders' equity	17,674,185	14,600,393
Total liabilities and shareholders' equity	$19,652,272	$16,714,140

See accompanying notes.
F-2

AVT, Inc.
Consolidated Statements of Operations

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010
	"As Restated"		"As Restated"
Revenues:
Vending products sales	$279,750	$279,750	$533,228	$533,227
Manufacturing machine sales	530,846	922,996	1,075,688	1,848,278
Non-vending	186,051	186,051	364,549	364,549
Total revenues	996,647	1,388,797	1,973,465	2,746,054

Cost of vending products	133,016	133,016	253,325	253,324
Cost of manufacturing	141,799	248,099	374,998	616,669
Cost of non-vending	76,499	76,499	129,037	129,037
Cost of sales	351,314	457,614	757,360	999,030
Gross profit	645,333	931,183	1,216,105	1,747,024

Operating expenses:
General and administrative	744,353	787,773	1,410,638	1,471,223
Depreciation and amortization	184,662	57,192	355,801	57,192
Total operating expenses	929,015	844,965	1,766,439	1,528,415

Other income (expense):
Interest expense	90,570	61,548	156,890	138,727
Provision for Income Taxes	0	0	0	33,768
Total other income (expense), net
Net Income	$(374,252)	$24,670	$(707,224)	$46,114

Net income per share - basic	$0.01	$0.02	$0.01	$0.02
Net income per share - diluted	$0.01	$0.02	$0.01	$0.02
Average shares outstanding	33,499,883	33,664,883	33,499,883	33,664,883
Weighted average shares outstanding	49,324,456	49,324,456	49,324,456	49,324,456

See accompanying notes.
F-3

AVT, Inc.
Consolidated Statement of Shareholders' Equity

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007 *	1,200,000	1,200	13,441,310	13,441	15,541,132	(6,524,041)	9,031,732

Issuance of common stock			7,083,163	6,396	3,105,782		3,112,178

Issuance of preferred stock	1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred	(166,667)			167			167

Issuance of common stock for conversion of notes payable			625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008						(29,472)	(29,472)

Balance at December 31, 2008	2,033,333	2,200	21,149,620	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock			5,076,563	1,986	1,682,389		1,684,375

Common stock issued for interest on notes payable			13,538

Issuance of common stock for conversion of notes payable			949,540	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009						(38,636)	(38,636)
							0
Balance at December 31, 2009	2,033,333	2,200	27,189,261	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock			3,120,206	363	313,308		313,671

Common stock issued for interest on notes payable			6,541

Issuance of common stock for conversion of notes payable			50,708	40	39,960		40,000

Net Income (Loss) for the quarter ended March 31,2010						(332,972)	(332,972)

Balance at March 31, 2010 (As Restated)	2,033,333	2,200	30,366,716	23,643	21,307,946	(6,925,121)	14,408,668

Issuance of common stock			2,663,706	384	195,761		196,145

Common stock issued for interest on notes payable			24,678

Issuance of common stock for conversion of notes payable		-167	444,783	370	369,630		369,833

Net Income (Loss) for the months ended June 30, 2010						(374,253)	(374,253)

Balance at June 30, 2010 (As Restated)	2,033,333	2,033	33,499,883	24,397	21,873,337	(7,632,346)	14,600,393

Balance at June 30, 2010	2,033,333	2,033	33,664,883	24,568	24,140,940	(6,493,357)	17,674,184

See accompanying notes.
F-4

AVT, Inc.
Consolidated Statements of Cash Flows

		June 30, 2010		June 30, 2010
				"As Restated"
Operating activities:
Net income		$46,114		$(374,252)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		115,937		184,662
Changes in operating assets and liabilities:
Accounts receivable		(928,683)		(209,251)
Inventory		(565,224)		(198,446)
Accrued expenses and other assets		566,109		86,596
Accounts payable		(244,456)		(244,456)
Net cash used in operating activities		(1,010,203)		(755,147)

Investing activities
Purchases of property and equipment, net		(492,855)		(180,644)
Net cash used in investing activities		(492,855)		(180,644)

Financing activities
Net proceeds from payments on notes payable		(496,150)		(206,256)
Equipment Leases		(19,552)		6,087
Proceeds from the issuance of common stock		1,200,220		565,978
Net cash provided by (used in) financing activities		684,518		365,809

Net increase (decrease) in cash and cash equivalents		(818,540)		(569,983)
Cash, beginning of year		1,078,252		854,695
Cash, end of year		$259,712		$284,712

Supplemental disclosures of cash flow information:
Cash paid for interest		$61,548		$90,570
Income taxes	$		$

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

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Findings

Based in the findings of the Special Committee, management of the Company has concluded that the Company’s consolidated financial statements as of December 31, 2009 should be restated to properly record assets, liability, equity, revenue and operating expenses.  The accounting analysis is ongoing and the scope and nature of potential adjustments is subject to review.  Matters due to the loss of auditors that did not conform to GAAP policies with the intent to inform the company of changes needed.  The Company has engaged in a re- audit of 2009 to comply with the request of the SEC.

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

The restatement of the Company’s previously issued financial statements reflects the following:

a)
The recognition of an error resulting in an overstatement of previously reported receivables were discovered during the current year.  Accordingly, an adjustment of $1,689,537 was made during June 2010 to write down receivables.

b)	As a result of previously recognized inventory, an adjustment of $755,985 was made during June 2010 to increase inventory.
c)
The restructuring of assets resulted in the following adjustments to property and equipment which was increased by $900,258, intangibles reduced by $1,595,751 and goodwill was also reduced by $213,660, respectively.  Accordingly, a decrease adjustment of $701,049 was made in other assets.

d)
The accounting process resulted in an error of previously reported liabilities.  Accordingly, an adjustment to write down accounts payable $12,493, other current liabilities increased by $77,220 and notes at $70,933, respectively.

e)
As the result of a previously reported acquisition & merger an overstatement was recorded to equity during the current year.  Accordingly, an adjustment of $2,267,603 was made during June 2010 to write down paid in capital as well as an adjustment of $806,018 was made to increase retained earnings, respectively.  The result had an effect with an adjustment of $398,922 made to write down net income, respectively.

f)
As acknowledgement of errors in the financial statements  an overstatement of previously reported revenues were discovered during the current year.  Accordingly, an adjustment of $392,150 was made in June 2010 to write down revenue.

g)	In the findings we identified errors resulting in overstated cost of goods. Accordingly, an adjustment of $285,850 has been made in June 2010 to write down COG.
h)	It has been acknowledged that to conform with GAAP policies, an adjustment of $127,470 was made to increase depreciation/ amortization.
i)	The analysis concluded an error to general and administration, an adjustment of $43,420 was made during June 2010 to decrease g & a, respectively.

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

Consolidated Balance Sheet Impact

The following table reconciles the audited consolidated balance sheet previously reported in the Original Filing to the restated amounts as of June 30, 2010.

	As previously
	reported	Adjustments	(As Restated)

Assets
Current assets:
Cash and cash equivalents	$259,712	$25,000	$284,712
Accounts receivable,	2,811,219	(1,689,537)	1,121,682
Inventory, net	960,684	755,985	1,716,669
Other current assets	0	222,158	222,158
Total current assets	4,031,615	(686,394)	3,345,221

Property and equipment, net	2,183,481	900,258	3,083,739
Intangibles, net	11,586,327	(1,595,751)	9,990,576
Goodwill	1,262,526	(213,660)	1,048,866
Other assets	1,778,864	(701,049)	1,077,815
Less: accumulated depreciation	(1,190,541)	(640,999)	(1,831,540)
Total assets	19,652,272	(2,937,595)	16,714,677

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	46,560	(12,493)	34,067
Other current liabilities	720,148	77,220	797,368
Total current liabilities	$766,708	$64,727	$831,435

Long-term liabilities:
Long-term debt	230,533	0	230,533
Notes payable	980,846	70,933	1,051,779
Total long-term liabilities	1,211,379	70,933	1,282,312
Total Liabilities	1,978,087	135,660	2,113,747

Shareholders' equity
Preferred stock , Authorized shares	2,033		2,033
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares- 33,499,883 respectively	24,568	(171)	24,397
Additional paid in capital	24,140,940	(2,267,603)	21,873,337
Accumulated deficit	(6,493,356)	(806,018)	(7,299,374)
Total shareholders' equity	17,674,185	(3,073,792)	14,600,393
Total liabilities and shareholders' equity	$19,652,272	$(2,938,132)	$16,714,140
Consolidated Statement of Operations Impact

The Company’s statement of operations for the period ended June 30, 2010.  The following table reconciles the audited consolidated statements of operation previously reported in the Original Filing to the restated amounts as of June 30, 2010.

	As previously
	reported	Adjustments	As Restated

Revenues:
Vending products sales	$279,750	$0	$279,750
Manufacturing machine sales	922,996	(392,150)	530,846
Non-vending	186,051	0	186,051
Total revenues	1,388,797	(392,150)	996,647

Cost of vending products	133,016	0	133,016
Cost of manufacturing	248,099	(106,300)	141,799
Cost of non-vending	76,499	0	76,499
Cost of sales	457,614	-106,300	351,314
Gross profit	931,183	-285,850	645,333

Operating expenses:
General and administrative	787,773	(43,420)	744,353
Depreciation and amortization	57,192	127,470	184,662
Total operating expenses	844,965	84,050	929,015

Other income (expense):
Interest expense	61,548	29,022	90,570
Provision for Income Taxes	0	0	0
Total other income (expense), net		0
Net Income	$24,670	$(398,922)	$(374,252)

Net income per share - basic	$0.02	$0.02	$0.01
Net income per share - diluted	$0.02	$0.02	$0.01
Average shares outstanding	33,664,883	-165,000	33,499,883
Weighted average shares outstanding	49,324,456	0	49,324,456

Consolidated Statements of Cash Flows Impact

The Company’s statement of cash flow for the period ended June 30, 2010.  The following table reconciles the audited consolidated statements of cash flow previously reported in the Original Filing to the restated amounts as of June 30, 2010.

		June 30, 2010		June 30, 2010
				(As Restated)
Operating activities:
Net income		$46,114		$(374,252)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		115,937		184,662
Changes in operating assets and liabilities:
Accounts receivable		(928,683)		(209,251)
Inventory		(565,224)		(198,446)
Accrued expenses and other assets		566,109		86,596
Accounts payable		(244,456)		(244,456)
Net cash used in operating activities		(1,010,203)		(755,147)

Investing activities
Purchases of property and equipment, net		(492,855)		(180,644)
Net cash used in investing activities		(492,855)		(180,644)

Financing activities
Net proceeds from payments on notes payable		(496,150)		(206,256)
Equipment Leases		(19,552)		6,087
Proceeds from the issuance of common stock		1,200,220		565,978
Net cash provided by (used in) financing activities		684,518		365,809

Net increase (decrease) in cash and cash equivalents		(818,540)		(569,983)
Cash, beginning of year		1,078,252		854,695
Cash, end of year		$259,712		$284,712

Supplemental disclosures of cash flow information:
Cash paid for interest		$61,548		$90,570
Income taxes	$		$

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	June 30, 2010	June 30, 2009

Food products	54,522	63,735
Machine inventory	1,070,808	468,282
Parts inventory	575,276	77,520
Machine change	16,063	16,868

	$1,716,669	$626,405

Income Taxes

No provision for income taxes has been made for the three months ended June 30, 2010 and 2009 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of payroll liabilities of $33,485, accounts payable of $34,067, shareholder notes of $414,567 and notes payable of $349,316.

Long Term Liabilities

Lease Account	2010	2011
Falcon 241414	$ 33,518.53	$17,749.01
Falcon 21430	$ 33,518.53	$17,749.01
Falcon 598	$ 31,844.25	$11,224.50
America Leasing	$ 34,415.28	$20,639.31
Firestone Financial	$ 26,923.81	$6,599.62
Firestone 528916	$ 45,219.53	$17,940.68
De Lage	$ 25,629.67	$11,287.87
	$231,069.60	$108,190.00

Long term liabilities include investor notes in the amount of $987,935, notes payable in the amount of $63,844.  We have long term equipment leases totaling $231,070.

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

3.   Shareholders’ Equity

Common Stock

On or about January, 2008, a majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to reverse split the Company’s common stock on a 1 for 3 basis.  All fractional shares were rounded up.  Shares issued prior to January, 2008, have been retroactively restated to reflect the impact of the stock split.  Common stock, $.001 par value:  100,000,000 shares authorized: 33,499,883 shares issued and outstanding.

As at June 30, 2009, the Company had 22,846,170 shares of its common stock issued and outstanding

As at June 30, 2010, the Company had 33,499,883 shares of its common stock issued and outstanding.

Preferred Stock

For the year ended December 31, 2007, we issued 1,200,000 shares of our Series C Convertible Preferred Stock in exchange for cancellation of debt and our obligation to issue shares of our common stock.  The Series C Convertible Stock was valued at $.001 par value.

For the quarter ended March 31, 2008, the Company’s Board of Directors cancelled all issued and outstanding shares of its Series C Convertible Preferred stock and designated 3,000,000 preferred shares as Series A Convertible Preferred Stock, $.001 par value, of which 2,033,333 shares are issued and outstanding as at June 30, 2010.

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

4.   Fixed Assets - Property and Equipment

Machines on location	$ 1,187,855
Restaurant equipment	$ 506,800
Building improvements	$ 303,595
Vehicles	$ 493,449
Furniture and equipment	$ 356,378
Manufacturing Machinery	$ 1,032,706
Kiosk	$ 108,366
Computer and software	$ 172,404

$ 4,161,554

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

Results of Operations

For the three months ended June 30, 2010, our net income has increased by $249,448, compared to the same period for the previous year.

Total revenues for the three months ended June 30, 2010, were $996,647 compared to total revenues of $747,198 for the three months ended June 30, 2009.  The increase in revenues is due to increased manufacturing revenues and non- vending income of $249,448.

For the three months ended June 30, 2010, we had revenues of $996,647, and total cost of goods and operating expenses of $1,280,329 for net income of $(374,252).  This compares to the three months ended June 30, 2009 where we had $747,198 in total revenues, $926,687 in total costs of goods and operating expenses for a net income of $(256,150).  We attribute the increase in net income for the three months ended June 30, 2010 due to increased revenues from manufacturing machine sales and restaurant revenue. Our increased cost of goods sold for the three months ended June 30, 2009, was attributable to higher sales in our restaurant.

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

The economy has affected our business as related primarily to inflated fuel price’s and increased vehicle expenses.  We anticipate that fuel costs will continue, thus increasing our operating costs.  Our cost of goods and prices for our products remain stable and we expect this trend to continue through the end of 2010- 2011.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of June 30, 2010 we have $284,712 cash on hand.

At June 30, 2010, we had cash of $284,712 compared to cash of $1,103,252 at December 31, 2009.  We consider this increase in cash as significant for the current quarter.

For the three months ended June 30, 2010, our inventory increased compared to our ending inventory for the year ended December 31, 2009. At June 30, 2010, we had inventory of $1,716,669 compared to $962,405 at December 31, 2009.  This increase relates primarily to receiving new shipments of vending machines from our manufacturer in China and Spain.

The Company’s assets increased to $16,714,677 at June 30, 2010 compared to $16,434,142 at December 31, 2009.  This $280,535 increase in assets is primarily due to increased account receivables and inventory.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended June 30, 2010.

04/01/2010 – 06/30/2010
Date of Sale	Purchaser Name	Price	Security

4/1/10	Sylvia Ochs	$25,000.00	Note
4/9/10	Griselda Ballester	$50,000.00	Note
6/11/10	Stephan Yarasko	$5,000.00	Note
6/11/10	Anthony Dematteo	$5,000.00	Note
6/25/10	John Dawson	$20,000.00	Note

4/1/10	Thomas Caruso	$120,480.00	Common Stock
4/16/10	Kathleen Mueller	$12,000.00	Common Stock
4/26/10	Dana Bruns	$20,000.00	Common Stock

5/4/10	Thomas Caruso	$15,000.00	Note
5/10/10	Gabriel Pizano	$10,000.00	Common Stock
5/12/10	Christa McCann	$15,000.00	Common Stock
5/18/10	Christa McCann	$10,000.00	Common Stock
5/19/10	Robert Burki	$20,000.00	Common Stock
5/21/10	Robert Burki	$20,000.00	Common Stock
6/9/10	Paula Greco	$60,000.00	Common Stock

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