Form 10-Q/A
period 2010-09-30
AVT, Inc.
filed 2011-07-19
CIK 1431888

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2010, there were 35,535,459 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.

Balance Sheets - September 30, 2010 and December 31, 2009 (As Restated)	F-2

Statements of Operations - Nine months ended September 30, 2010 (As Restated)	F-3

Statements of Shareholders' Equity - Nine months ended September 30, 2010 (As Restated)	F-4

Statements of Cash Flows - Nine months ended September 30, 2010 (As Restated)	F-5

Notes to Consolidated Financial Statements	F-6

F-1

AVT, Inc.
Consolidated Balance Sheets

	September 30,	September 30,
	2010	2010
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$262,025	$287,025
Accounts receivable,	2,962,470	1,638,703
Inventory, net	1,536,321	2,125,448
Other current assets	0	175,215
Total current assets	4,760,816	4,226,391

Property and equipment, net	2,314,863	3,246,988
Intangibles, net	12,801,089	9,900,935
Goodwill	1,262,526	1,048,866
Other assets	1,661,868	1,170,552
Less: accumulated depreciation	(2,674,985)	(1,931,673)
Total assets	20,126,177	17,662,059

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	3,383	(9,110)
Other current liabilities	917,652	1,007,501
Total current liabilities	$921,035	$998,391

Long-term liabilities:
Long-term debt	196,658	196,659
Notes payable	521,046	852,028
Total long-term liabilities	717,704	1,048,687
Total Liabilities	1,638,739	2,047,078

Shareholders' equity
Preferred stock , Authorized shares	2,033	2,033
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares- 35,535,459, respectively	25,178	25,008
Additional paid in capital	24,950,130	22,697,520
Accumulated deficit	(6,489,903)	(7,109,580)
Total shareholders' equity	18,487,438	15,614,981
Total liabilities and shareholders' equity	$20,126,177	$17,662,059

See accompanying notes.
F-2

AVT, Inc.
Consolidated Statements of Operations

	3 months ended	3 months ended	9 months ended	9 months ended
	9/30/2010	9/30/10	9/30/10	9/30/10
	(As Restated)		(As Restated)
Revenues:
Vending products sales	$323,333	$323,334	$856,561	$856,561
Manufacturing machine sales	1,288,557	923,092	2,364,245	2,771,370
Non-vending	186,362	186,362	550,911	550,911
Total revenues	1,798,252	1,432,788	3,771,717	4,178,842

Cost of vending products	132,513	132,513	385,838	385,838
Cost of manufacturing	487,525	362,510	862,001	979,179
Cost of non-vending	64,808	64,808	193,844	193,844
Cost of sales	684,846	559,831	1,441,683	1,558,861
Gross profit	1,113,406	872,957	2,330,034	2,619,981

Operating expenses:
General and administrative	673,293	662,401	2,083,932	2,133,624
Depreciation and amortization	189,864	155,280	546,188	212,472
Total operating expenses	863,157	817,681	2,630,120	2,346,096

Other income (expense):
Interest expense	60,455	51,823	217,345	190,549
Provision for Income Taxes	0		0	33,768
Total other income (expense), net
Net Income	$189,794	$3,453	$(517,431)	$49,568

Net income per share - basic	$0.01	$0.02	$0.01	$0.01
Net income per share - diluted	$0.01	$0.02	$0.01	$0.01
Average shares outstanding	35,535,459	35,700,459	35,535,459	35,700,459
Weighted average shares outstanding	50,713,365	50,713,365	50,713,365	50,713,365

See accompanying notes.
F-3

AVT, Inc.
Consolidated Statement of Shareholders' Equity

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity

Balance at December 31, 2007	*	1,200,000	1,200	13,441,310	13,441	15,541,132	(6,524,041)	9,031,732

Issuance of common stock				7,083,163	6,396	3,105,782		3,112,178

Issuance of preferred stock		1,000,000	1,000					1,000

Issuance of common stock for conversion of preferred		(166,667)			167			167

Issuance of common stock for conversion of notes payable				625,147	625			625
for 1 thru 4

Net Income (Loss) for the year ended December 31,2008							(29,472)	(29,472)

Balance at December 31, 2008		2,033,333	2,200	21,149,620	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock				5,076,563	1,986	1,682,389		1,684,375

Common stock issued for interest on notes payable				13,538

Issuance of common stock for conversion of notes payable				949,540	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009							(38,636)	(38,636)
								0
Balance at December 31, 2009 (As Restated)		2,033,333	2,200	27,189,261	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				3,120,206	363	313,308		313,671

Common stock issued for interest on notes payable				6,541

Issuance of common stock for conversion of notes payable				50,708	40	39,960		40,000

Net Income (Loss) for the quarter ended March 31,2010							(332,972)	(332,972)

Balance at March 31, 2010 (As Restated)		2,033,333	2,200	30,366,716	23,643	21,307,946	(6,925,121)	14,408,668

Issuance of common stock				2,663,706	384	195,761		196,145

Common stock issued for interest on notes payable				24,678

Issuance of common stock for conversion of notes payable			-167	444,783	370	369,630		369,833

Net Income (Loss) for the months ended June 30, 2010							(374,253)	(374,253)

Balance at June 30, 2010 (As Restated)		2,033,333	2,033	33,499,883	24,397	21,873,337	(7,632,346)	14,600,393

Issuance of common stock				1,099,546	1	214,793		214,794

Common stock issued for interest on notes payable				1,032

Issuance of common stock for conversion of notes payable				934,998	610	609,390		610,000

Net Income (Loss) for the months ended September 30, 2010							189,794	189,794

Balance at September 30, 2010 (As Restated)		2,033,333	2,033	35,535,459	25,008	22,697,520	(7,442,552)	15,614,981

Balance at September 30, 2010		2,033,333	2,033	35,700,459	25,178	24,950,130	(6,489,903)	18,487,438

See accompanying notes.
F-4

AVT, Inc.
Consolidated Statements of Cash Flows

		September 30, 2010		September 30, 2010
				"As Restated"
Operating activities:
Net income		$3,453		$189,794
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		1,484,444		189,864
Changes in operating assets and liabilities:
Accounts receivable		(151,252)		(517,021)
Inventory		(575,636)		(408,779)
Accrued expenses and other assets		197,505		257,076
Accounts payable		(43,178)		(43,178)
Net cash used in operating activities		915,336		(332,244)

Investing activities
Purchases of property and equipment, net		(1,229,149)		(256,612)
Net cash used in investing activities		(1,229,149)		(256,612)

Financing activities
Net proceeds from payments on notes payable		(459,800)		(199,750)
Equipment Leases		(33,875)		(33,875)
Proceeds from the issuance of common stock		809,800		824,794
Net cash provided by (used in) financing activities		316,125		591,169

Net increase (decrease) in cash and cash equivalents		2,313		2,313
Cash, beginning of year		259,712		284,712
Cash, end of year		$262,025		$287,025

Supplemental disclosures of cash flow information:
Cash paid for interest		$51,823		$60,455
Income taxes	$		$

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

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Findings

Based in the findings of the Special Committee, management of the Company has concluded that the Company’s consolidated financial statements as of December 31, 2009 should be restated to properly record assets, liability, equity, revenue and operating expenses.  The accounting analysis is ongoing and the scope and nature of potential adjustments is subject to review.  Matters due to the loss of auditors that did not conform to GAAP policies with the intent to inform the company of changes needed.  The Company has engaged in a re- audit of September 2010 to comply with the request of the SEC.

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

The restatement of the Company’s previously issued financial statements reflects the following:

a)
The recognition of an error resulting in an overstatement of previously reported receivables were discovered during the current year.  Accordingly, an adjustment of $1,323,767 was made during September 2010 to write down receivables.

b)	As a result of previously recognized inventory, an adjustment of $589,127 was made during September 2010 to increase inventory.
c)
The restructuring of assets resulted in the following adjustments to property and equipment which  increased by $932,125, intangibles reduced by $2,900,154 and goodwill was also reduced by $213,660, respectively.  Accordingly, an increase adjustment of $175,215 was made in other assets.

d)
The accounting process resulted in an error of previously reported liabilities.  Accordingly, an adjustment to write down accounts payable $12,493, other current liabilities increased at $89,849 and notes at $330,982, respectively.

e)
As the result of a previously reported acquisition & merger an overstatement was recorded to equity during the current year.  Accordingly, an adjustment of $2,252,610 was made during September 2010 to write down paid in capital as well as an adjustment of $619,677 was made to increase  retained earnings, respectively.  The result had an effect with an adjustment of $186,341 to increase net income, respectively.

f)
As acknowledgement of errors in the financial statements  an overstatement of previously reported revenues were discovered during the current year.  Accordingly, an adjustment of $365,464 was made in September 2010 to increase revenue.

g)	In the findings we identified errors resulting in overstated cost of goods. Accordingly, an adjustment of $125,015 has been made in September 2010 to with an increase in COG.
h)	It has been acknowledged that to conform with GAAP policies, an adjustment of $34,584 was made to increase depreciation/ amortization.
i)	The analysis concluded an error to general and administration, an adjustment of $10,892 was made during September 2010 to increase g & a, respectively.

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

Consolidated Balance Sheet Impact

The following table reconciles the audited consolidated balance sheet previously reported in the Original Filing to the restated amounts as of September 30, 2010.

	As previously
	reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$262,025	$25,000	$287,025
Accounts receivable,	2,962,470	(1,323,767)	1,638,703
Inventory, net	1,536,321	589,127	2,125,448
Other current assets	0	175,215	175,215
Total current assets	4,760,816	(534,425)	4,226,391

Property and equipment, net	2,314,863	932,125	3,246,988
Intangibles, net	12,801,089	(2,900,154)	9,900,935
Goodwill	1,262,526	(213,660)	1,048,866
Other assets	1,661,868	(491,316)	1,170,552
Less: accumulated depreciation	(2,674,985)	743,312	(1,931,673)
Total assets	20,126,177	(2,464,118)	17,662,059

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	3,383	(12,493)	(9,110)
Other current liabilities	917,652	89,849	1,007,501
Total current liabilities	$921,035	$77,356	$998,391

Long-term liabilities:
Long-term debt	196,658	1	196,659
Notes payable	521,046	330,982	852,028
Total long-term liabilities	717,704	330,983	1,048,687
Total Liabilities	1,638,739	408,339	2,047,078

Shareholders' equity
Preferred stock , Authorized shares	2,033	0	2,033
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares- 35,535,459, respectively	25,178	(170)	25,008
Additional paid in capital	24,950,130	(2,252,610)	22,697,520
Accumulated deficit	(6,489,903)	(619,677)	(7,109,580)
Total shareholders' equity	18,487,438	(2,872,457)	15,614,981
Total liabilities and shareholders' equity	$20,126,177	$(2,464,118)	$17,662,059
Consolidated Statement of Operations Impact

The Company’s statement of operations for the period September 30, 2010.  The following table reconciles the audited consolidated statements of operation previously reported in the Original Filing to the restated amounts as of September 30, 2010

	As previously	Adjustments	As Restated
Revenues:	reported
Vending products sales	$1,124,001	$0	$1,124,001
Manufacturing machine sales	2,429,506	(18,000)	2,411,506
Non-vending	877,647	1,144	878,791
Total revenues	4,431,154	(16,856)	4,414,298

Cost of vending products	568,762	2,321	571,083
Cost of manufacturing	880,177	(127,115)	753,062
Cost of non-vending	238,882	(35,544)	203,338
Cost of sales	1,687,821	-160,338	1,527,483
Gross profit	2,743,333	143,482	2,886,815

Operating expenses:
General and administrative	2,109,078	1,525	2,110,603
Depreciation and amortization	500,179	114,608	614,787
Total operating expenses	2,609,257	116,133	2,725,390

Other income (expense):
Interest expense	17,008	183,053	200,061
Provision for Income Taxes	0	0	0
Total other income (expense), net
Net Income	$117,068	$(155,704)	$(38,636)

Net income per share - basic	$0.02	$0.00	$0.02
Net income per share - diluted	$0.02	$0.00	$0.02
Average shares outstanding	27,354,261	(165,000)	27,189,261
Weighted average shares outstanding	43,436,579	0	43,436,579

Consolidated Statements of Cash Flows Impact

The Company’s statement of cash flow for the period ended September 30, 2010.  The following table reconciles the audited consolidated statements of cash flow previously reported in the Original Filing to the restated amounts as of September 30, 2010.

		September 30,		September 30,
		2010		2010
				(As Restated)
Operating activities:
Net income		$3,453		$189,794
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		1,484,444		189,864
Changes in operating assets and liabilities:
Accounts receivable		(151,252)		(517,021)
Inventory		(575,636)		(408,779)
Accrued expenses and other assets		197,505		257,076
Accounts payable		(43,178)		(43,178)
Net cash used in operating activities		915,336		(332,244)

Investing activities
Purchases of property and equipment, net		(1,229,149)		(256,612)
Net cash used in investing activities		(1,229,149)		(256,612)

Financing activities
Net proceeds from payments on notes payable		(459,800)		(199,750)
Equipment Leases		(33,875)		(33,875)
Proceeds from the issuance of common stock		809,800		824,794
Net cash provided by (used in) financing activities		316,125		591,169

Net increase (decrease) in cash and cash equivalents		2,313		2,313
Cash, beginning of year		259,712		284,712
Cash, end of year		$262,025		$287,025

Supplemental disclosures of cash flow information:
Cash paid for interest		$51,823		$60,455
Income taxes	$		$

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	September 30, 2010	September 30, 2009

Food products	$ 95,325	$ 56,358
Machine inventory	$1,303,353	$592,440
Parts inventory	$710,707	$ 96,544
Machine change	$ 16,063	$ 14,746

	$2,125,448	$760,088

Income Taxes

No provision for income taxes has been made for the three months ended September 30, 2010 and 2009 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our  current liabilities consist of payroll liabilities of $41,156, current shareholder notes of $414,567, loans payable to Worth, Inc. in the amount of $551,778 and payable credit of -$9,110.

Long Term Liabilities

Lease Account	2010	2011
Falcon 241414	$ 29,630.54	$ 9,647.16
Falcon 21430	$ 29,630.54	$ 9,647.16
Falcon 598	$ 26,783.37	$
De Lage 77509	$ 22,037.65	$ 4,077.55
Firestone Financial	$ 21,892.26	$ 13,836.96
Firestone 528916	$ 36,234.79	$
America Leasing	$ 30,985.56	$ 8,454.27
	$ 197,194.71	$ 45,663.10

Long term liabilities include investor notes in the amount of $528,135, notes payable of $323,894.  We have long term equipment leases totaling $197,195.

The company's convertible promissory notes are offered with 1 to 36 month maturity dates at 10% paid quarterly in cash or stock and offer conversion features to convert the outstanding principal and interest into shares of our common stock.

3.   Shareholders’ Equity

Common Stock

On or about January, 2008, a majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to reverse split the Company’s common stock on a 1 for 3 basis.  All fractional shares were rounded up.  Shares issued prior to January, 2008, have been retroactively restated to reflect the impact of the stock split.  Common stock, $.001 par value:  100,000,000 shares authorized: 35,535,459 shares issued and outstanding.

As at September 30, 2009, the Company had 24,157,273 shares of its common stock issued and outstanding.

As at September 30, 2010, the Company had 35,535,459 shares of its common stock issued and outstanding.

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
ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarters ended September 30, 2010 and 2009, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

4.   Property and Equipment

Machines on location	$ 997,358
Restaurant equipment	$ 506,800
Building improvements	$ 313,644
Vehicles	$ 508,821
Furniture and equipment	$ 356,378
Manufacturing Machinery	$1,370,552
Kiosk	$ 173,366
Computer and software	$ 173,133

$3,942,113

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

Results of Operations

For the three months ended September 30, 2010, our net income has increased by $901,691, compared to the same period for the previous year.

Total revenues for the three months ended September 30, 2010, were $1,798,252 compared to total revenues of $896,561 for the three months ended September 30, 2009.  The increase in revenues is due increased manufacturing revenues of $916,417.  We attribute the increased manufacturing revenues to increased sales of custom vending machines.

For the three months ended September 30, 2010, we had revenues of $1,798,252, and total cost of goods and operating expenses of $1,548,003 for net income of $189,794.  This compares to the three months ended September 30, 2009 where we had $896,561 in total revenues, $1,013,583 in total costs of goods and operating expenses for a net income of ($154,286).  We attribute the increase in net income for the three months ended September 30, 2010, due to increased revenues from manufacturing machine sales. Our increased cost of goods sold for the three months ended September 30, 2010, was attributable to increased sales of our vending machines.

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

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of September 30, 2010, we have $287,025 cash on hand.

At September 30, 2010, we had cash of $287,025 compared to cash of $1,103,252 at December 31, 2009.  We consider this decrease in cash as insignificant for the current quarter.

For the three months ended September 30, 2010, our inventory increased compared to our ending inventory for the year ended December 31, 2009. At September 30, 2010, we had inventory of $2,125,448 compared to $962,405 at December 31, 2009.  This increase relates primarily to receiving  new shipments of vending machines from our manufacturer in China and Spain.

The Company’s assets increased to $17,662,595 at September 30, 2010 compared to $16,434,142 at December 31, 2009.  This $1,228,453 increase in assets is primarily due to increased  account receivables and inventory.

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
The restaurant offers authentic Mexican food which operates from mid morning through late evening with the majority of  its business being  lunch and dinner patrons.

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

Management has not identified any change in our internal control over financial reporting in connection with the it’s evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

We are not a party to any pending legal proceedings responsive to this Item Number.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended September 30, 2010.

07/01/2010 - 09/30/2010
Date of Sale	Purchaser Name	Price	Security

8/6/2010	David Peacock (Triple T Dairy Commodities)	$25,000.00	Note
08/10/10	Lucas A Morea	$200,000.00	Note
08/30/10	Fernando J. Negro	$50,000.00	Note
09/02/10	Kevin T. Hamilton	$25,000.00	Note
09/29/10	Samuel Gerber	$50,000.00	Note
10/27/10	Francis D. Rosenberger	$25,000.00	Note

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