Form 10-Q
period 2011-06-30
AVT, Inc.
filed 2011-08-15
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2011, there were 4,307,919 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statement of Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

AVT, Inc.
Consolidated Balance Sheet
	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$157,630	$278,217
Accounts receivable,	2,872,945	1,100,876
Inventory, net	1,801,702	2,462,708
Other current assets	201,683	177,216
Total current assets	5,033,960	4,019,017

Property and equipment, net	4,519,710	4,519,711
Intangibles, net	9,572,557	9,748,147
Goodwill	1,048,865	1,048,865
Other assets	1,529,214	1,493,767
Less: accumulated depreciation	(2,263,416)	(2,000,448)
Total assets	19,440,890	18,829,059

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	38,273	11,250
Other current liabilities	840,456	1,107,825
Total current liabilities	$878,729	$1,119,075

Long-term liabilities:
Long-term debt	221,680	277,834
Notes payable	472,294	1,062,408
Total long-term liabilities	693,974	1,340,242
Total Liabilities	1,572,703	2,459,317

Shareholders' equity
Preferred stock , Authorized shares	2,629	2,278
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares - 4,307,919, respectively	24,370	25,192
Additional paid in capital	24,366,431	22,912,230
Accumulated deficit	(6,525,243)	(6,569,958)
Total shareholders' equity	17,868,187	16,369,742
Total liabilities and shareholders' equity	19,440,890	$18,829,059

See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Vending products sales	$244,016	$279,750	$466,494	$533,228
Manufacturing machine sales	2,242,811	530,846	3,247,452	1,075,688
Non-vending	181,099	186,051	358,178	364,549
Total revenues	2,667,926	996,647	4,072,124	1,973,465

Cost of vending products	180,449	133,016	295,157	253,325
Cost of manufacturing	1,151,012	141,799	1,297,104	374,998
Cost of non-vending	72,876	76,499	137,434	129,037
Cost of sales	1,404,337	351,314	1,729,695	757,360
Gross profit	1,263,589	645,333	2,342,429	1,216,105

Operating expenses:
General and administrative	971,252	744,353	1,773,736	1,410,638
Depreciation and amortization	210,279	184,662	438,558	355,801
Total operating expenses	1,181,531	929,015	2,212,294	1,766,439

Other income (expense):
Interest expense	47,258	90,570	85,420	156,890
Provision for Income Taxes	0	0	0	0
Total other income (expense), net
Net Income	$34,800	$(374,252)	$44,715	$(707,224)

Net income per share - basic	$0.01	$0.01	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01	$0.01	$0.01
Average shares outstanding	4,307,919	33,499,883	4,307,919	33,499,883
Weighted average shares outstanding	20,084,841	49,324,456	20,084,841	49,324,456

See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2008	*	2,033,333	2,200	2,114,962	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock				507,656	1,986	1,682,389		1,684,375

Common stock issued for interest on notes payable				1,353

Issuance of common stock for conversion of notes payable				94,954	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009							(38,636)	(38,636)
								0
Balance at December 31, 2009	*	2,033,333	2,200	2,718,925	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				859,511	808	814,723		815,531

Common stock issued for interest on notes payable				5,584	14	13,959		13,973

Issuance of preferred stock		244,798	78					78

Issuance of common stock for conversion of notes payable				160,123	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010							22,191	22,191

Balance at December 31, 2010	*	2,278,131	2,278	3,744,143	25,192	22,912,230	(6,569,958)	16,369,742

Issuance of common stock				89,112	143	142,857		143,000

Common stock issued for interest on notes payable				1,620	9	9,750		9,759

Issuance of preferred stock		262,467	262					262

Issuance of common stock for conversion of notes payable				236,179	132	132,515		132,647

Net Income (Loss) for the period ended March 31, 2011							9,916	9,916

Balance at March 31, 2011	*	2,540,598	2,540	4,071,054	25,476	23,197,352	(6,560,042)	16,665,326

Issuance of common stock				69,878				0

Common stock issued for interest on notes payable				1,993				0

Issuance of preferred stock		88,889	89					89

Issuance of common stock for conversion of notes payable				164,994	-1,106	1,169,079		1,167,973

Net Income (Loss) for the period ended June 30, 2011							34,799	34,799

Balance at June 30, 2011	*	2,629,487	2,629	4,307,919	24,370	24,366,431	(6,525,243)	17,868,187

See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows

		June 30, 2011		June 30, 2010
Operating activities:
Net income		$34,800		$(374,252)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		210,279		184,662
Changes in operating assets and liabilities:
Accounts receivable		(1,231,094)		(209,251)
Inventory		747,181		(198,446)
Accrued expenses and other assets		(335,176)		86,596
Accounts payable		61,911		(244,456)
Net cash used in operating activities		(512,099)		(755,147)

Investing activities
Purchases of property and equipment, net		(35,447)		(180,644)
Net cash used in investing activities		(35,447)		(180,644)

Financing activities
Net proceeds from payments on notes payable		(670,632)		(206,256)
Equipment Leases		(14,737)		6,087
Proceeds from the issuance of common stock		1,168,062		565,978
Net cash provided by (used in) financing activities		482,693		365,809

Net increase (decrease) in cash and cash equivalents		(64,853)		(569,983)
Cash, beginning of year		222,483		854,695
Cash, end of year		$157,630		$284,712

Supplemental disclosures of cash flow information:
Cash paid for interest		$47,258		$90,570
Income taxes	$		$

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

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	June 30, 2011	June 30, 2010

Food products	71,222	$ 54,522
Machine inventory	766,407	$1,070.808
Parts inventory	940,509	$575,276
Machine change	23,563	$ 16,063

	$1,801,701	$1,716,669

Income Taxes

No provision for income taxes has been made for the three months ended June 30, 2011 and 2010 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of payroll liabilities of $77,330, accounts payable of $38,273, investor notes of $505,000 and notes payable of $240,516 and other current liabilities of $17,609.

Long Term Liabilities

Long term liabilities include investor notes of $472,294.  We have long term equipment leases totaling $221,681.

Lease Account	June 2011	Dec. 2012
Falcon 241414	$ 17,748	$ 0
Falcon 21430	$ 17,740	$ 0
Falcon 598	$ 11,224	$ 0
De Lage	$ 11,287	$ 0
Firestone 528916	$ 17,940	$ 2,123
Chrysler	$ 18,824	$ 0
GMAC	$ 40,762	$23,292
GMAC	$ 19,144	$ 8,375
GMAC	$ 12,750	$ 8,499
America Leasing	$ 20,639	$ 0
Ally Financial	$ 33,618	$ 26,162
	$221,681	$ 68,451

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

As at June 30, 2010, the Company had 3,036,672 shares of its common stock issued and outstanding.

As at June 30, 2011, the Company had 4,307,919 shares of its common stock issued and outstanding.

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

For the quarter ended June 30, 2011, we issued Worth, Inc. a total of 88,889 shares of our Series A Convertible Preferred stock as partial payment consideration of note.

There are no previsions or circumstances that will require the company to record our Preferred Stock outside permanent equity.

Preferred Stock, $.001 par value: 3,000,000 shares authorized as Series A Convertible Preferred Stock, $.001 par value, of which 2,629,487 shares of Series A Convertible Preferred stock issued and outstanding.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarters ended June 30, 2011 and 2010, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

4.   Fixed Assets - Property and Equipment

Machines on location	$ 1,097,357
Restaurant equipment	$ 514,300
Building improvements	$ 360,070
Vehicles	$ 685,144
Furniture and equipment	$ 426,378
Manufacturing Machinery	$ 2,481,675
Kiosk	$ 262,866
Computer and software	$ 221,134

$6,048,924

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

Results of Operations

For the three months ended June 30, 2011, our net income has increased by $409,052, compared to the same period for the previous year.

Total revenues for the three months ended June 30, 2011, were $2,667,926 compared to total revenues of $996,647 for the three months ended June 30, 2010.  The increase in revenues is due increased manufacturing revenues of $1,671,279.  We attribute the increased manufacturing revenues to increased sales of custom vending machines.

For the three months ended June 30, 2011, we had revenues of $2,667,926, and total cost of goods and operating expenses of $2,633,126 for net income of $34,800.  This compares to the three months ended June 30, 2010 where we had $996,647 in total revenues, $1,370,899 in total costs of goods and operating expenses for a net income of ($374,252).  We attribute the increase in net income for the three months ended June 30, 2011 to increased revenues from manufacturing machine sales. Our increased cost of goods sold for the three months ended June 30, 2011 was attributable to increased sales of our vending machines.

We believe the increased spending on manufacturing is necessary for the company to move away from vending operations and work towards increased machine sales and the development of technology, which facilitates sales of our electronic payment, back end inventory control and advertising products.  We continue to improve the restaurant operations with management and expect the restaurant expenses to be reducing during the next year.

We expect manufacturing to continually increase sales over the next 12 months.  We believe that we have sufficient cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Our cost of goods and prices for our products remain relatively stable and we expect this trend to continue through the end of 2011.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of June 30, 2011, we had $157,630 cash on hand.

At June 30, 2011, we had cash of $157,630 compared to cash of $278,217 at December 31, 2010.  We consider this decrease in cash as insignificant for the current quarter.

For the three months ended June 30, 2011, our inventory increased compared to our ending inventory for the year ended December 31, 2010. At June 30, 2011, we had inventory of $1,801,702 compared to $2,462,708 at December 31, 2010.  This decrease relates primarily to increased orders of vending machines.

The Company’s assets increased to $19,440,890 at June 30, 2011 compared to $18,829,059 at December 31, 2010.  This $611,831 increase in assets is primarily due to receivables.

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

AVT’s designs are innovative and exploit the use of integrated PCs.  As a design manufacturer, creator of specialty application software and integrator of technology, our company defines the cutting edge of the vending and dispensing industry.  We are positioned us as a leader and industry innovator.  We currently have vending systems throughout the Los Angeles, Orange and Riverside, California counties.  It is our vending operation experience over the past years that adds a distinctive advantage and contributes to our overall success as a manufacture and leader of technology based vending products

AVT, Inc. is the owner of AC Mexican Food, Inc. dba, Jalapenos.  The restaurant is located in a food court of a retail mall at 20532 El Toro Road, #112, Lake Forest, CA 92692.  The restaurant offers authentic Mexican food restaurant that operates from mid morning through late evening with the majority of  its business being  lunch and dinner patrons.

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

Automated Express Market

We have developed and created our Automated Express Market (AEM™) system which is a Controlled Access Cabinet system. These custom built wood and steel based cabinets are PC based and designated for use in specialized locations such as hotels, Inns, c-stores, malls and retail stores that are limited in the ability to effectively sell and market food, and carry convenience items or higher priced items which are subject to pilfering. The cabinets can be merchandised to dispense more than seventy-two selections including snacks, hot meals, ice cream, alcoholic and non-alcoholic beverages as well as personal amenities such as sunscreen, toothpaste, and brushes.  They can also be configured for high ticket items such as cell phones, digital cameras, mp3 players, personal electronic devises and more. The AEM™ system gives the hotel’s customers the convenience of billing directly to their room through touch screen pin technology so they do not have to carry cash or coin to make purchases. The system automatically posts the charge to the guest’s account by utilizing touch screen vending (TSV™) and multi-payment capabilities. AEM™ cabinets have multiple payment options built in that include touch screen payment technology, credit/debit acceptors and smart card readers.   We are currently exploring opportunities with many limited service hotel chains in the U.S., a market that totals more than 50,000 establishments as well as c-stores and retail stores and shopping malls.

Media Advertising

We have developed a software product called AVTi Media™ which enables an advertising medium (player) to be added to virtually any of AVT designed systems including AEM™ cabinets and all four next generation vending and product dispensing systems.  By incorporating AVTi Media, we allow the consumer to view the media, advertising or hotel messaging while they make their selections.  AVTi Media can generate advertising revenue for owners and operators in many settings such as conference rooms, hotel lobbies, airport terminals, restaurants, car rental outlets and surgery center waiting rooms.  By having vending machines in prominent locations within major companies, the vending operator “owns” the valuable advertising space that can be used to generate advertising revenue through the Digital TV Message Board or (DTVMB) technology.  Our Vending Management System software enables the management of machine inventory, repairs, collections and advertising through remote access. VMS™ enables owner/operators to reduce costs and increase profits by enabling real time access to inventory levels, system status, machine service and daily receivables with little to no machine down time.

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

The VSS was developed specifically to detect a vending type of product that has dropped from one of the dispensing columns directly above the sensing system and has fallen into the customer delivery bin at the base of the vending system.

The VSS is coupled directly with the vending system control electronics.  The VSS circuitry is disabled until the vending system control electronics has received payment.  Once payment has been received and the vending system starts the dispensing process, the control electronics enables the VSS circuitry to detect product which has been dispensed and has dropped into the delivery bin below.  During this sensing period, the VSS circuitry is only enabled for the time period taken to detect that a vendible product has fallen into the delivery bin.

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

The RAM5000 Vending / Dispensing  Machine

The RAM5000 machine is our answer to the industry’s need for a higher capacity non refrigerated snack or product dispensing machine which utilizes all of our current technologies.

The RAM5000 vends 5 rows of non-refrigerated snack and candy or any combination thereof. RAM5000 is ideal for smaller populated vending accounts needing a high capacity vending machine. The RAM5000 also uses our optional Multi-Pay system allows the machine to accept Cash, ATM, and Credit Cards. The system also accepts AVT’s optional AVTi Media product and VSS product drop detection system.  The RAM 5000 can also be configured to dispense a variety of non-food products such as personal electronics, sundries, media products, batteries, “blister” or other types of pre-formed plastic packaging, or products or other standard packaged or custom products.

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

Media Products

Our Media Product Technology effort is focused n the design and enhancement of our AVTi Media products.  The AVTi Media products are integrated into our base systems and also sold to other vending manufactures.

•  AVTi Media Administer:  This program is designed to manage and administer all aspects and features of our digital signage program.  The Media Administrator allows a remote operator to create, manage, update and scheduled ads that will play on LCD displays which have been integrated into vending systems.

•  AVTi Media Client: This program is designed be located on the vending system’s integrated PC and has the priority of playing the ad “play list.”  This client software also uses prescheduled times to monitor the server to “update” the playlist as required.

•  AVTI Media Server:  This is a server based program which coordinates the efforts, changes and directives from the administrator program with the schedule efforts of all the multiple clients located in the field and connected via the internet.  Our secondary fabrication and design efforts run concurrently with our primary efforts to support ongoing systems and to develop new products.  These products are summarized as follows:

•  TSV:  Touch Screen Vending is an ongoing software development effort which is our primary flagship software product.  This modular program is designed to evolve with the changing technologies supporting our vending and dispensing products.

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

•  Vend Mart: This system is similar to our IVend system designed for entry level priced systems.  The Vend Mart also has its own software application program, designed to provide a high degree of interactive and intuitive application to base line vending systems equipped with TSV.

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

Our invention of Touch Screen Vending or TSV has redefined the conventional method of vending machine control.  TSV empowers the use of a multimedia PC and a color touch LCD display to virtually control the complete operation of the vending machine.  The PC stores a data base software program containing all desired products to vend with an associated color digital image of each item.  A second application program displays the color image of the intended items to vend in the exact format as seen through the glass front of the vending machine.  The PC also controls the collection of currency (i.e. bill acceptor, coin acceptor, credit card reader) in place of the vending machines control board.  I/O (input/output) ports from the PC are used to interface to the vending machine control board and all aspects of operation of the vending machine is under complete control by a multimedia PC coupled with the touch screen LCD.

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
(Filed:  October 27, 2006)

Our Vend Operating System (Vend OS) is a next generation vending and product dispensing system utilizing a personal computer (PC) to drive the system components and utility software.  The uniqueness in the system is based on our vending system, and uses a PC to control the vending system.  The prior art in the vending industry typically uses discrete component controllers for overall system operation and control.

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

Our Vend OS is extremely flexible regarding capabilities, because the product is installed in our RAM bases systems without any peripheral devices; and includes a Nano-ITX computer with freeware developed by our engineering department running as a Windows’ service allowing vending by conventional methods. This freeware allows sales data and records to be stored in a secure database and has the capability of manipulating a machine’s state remotely through internet connectivity, memory stick, cell modem or phone line.

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

The major competitive advantages of AVT’s next generation machines is they all have the capability of being configured with an integrated PC with customized AVT software.
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

Our next generation machines will cut machine acquisition cost by greater than 50% and eliminate expensive power outlet upgrades for establishments and operators, thereby increasing placement and sales opportunities.  Through the design and manufacturing of vending and product dispensing systems using new technologies, we have become a vendor of equipment for the entire gamut of food and high priced consumer electronics and dispensed items. Our company can produce machines that are far less expensive, are less power demanding and have multi-pay options that far exceed the traditional market standard.  As a result, we have the opportunity to grow both the mainstream and the specialty segment of the vending machine manufacturing and operations business,  We also have the opportunity a major equipment provider to other distributors, all without a heavy capital investment.

Business Strategy

Manufacturing Capabilities

AVT is a full service developer and manufacture of highly integrated vending and product dispensing systems.  Over the past several years, AVT has assembled a integrated team of experienced engineers and qualified technicians and software programmers to develop proprietary technology based solutions.  Our solutions are comprised of original and inventive technology that is integrated into a line of sophisticated self service products.  At the heart of our business is our engineering, manufacturing and creatively inventive and functional application software for use on own AVT designed and manufactured systems.

Design:  AVT employs a complete design team.  Our engineers use creative tools such as “Solid Works” to develop and generate CAD drawings used by our local manufacturing partners as well as our OEM manufacture in China to produce our state of the art vending systems components, shipped to our 50 thousand square foot facility in Corona, California for integration, assembly, final testing and deployment.

A multitude of electrical and software tools are also used to create AVT’s proprietary control boards, sensors, and firmware used by all AVT branded product.

Software Development:  We also employ a complete software design and development team.  Our software products are a key factor to the success, functional operation and financial position of the company.  AVT owned Intellectual Property support’s our proprietary software products, which are sold as a licensed part of every system AVT sells, that can be integrated with an optional PC.  We design our software products using today’s state-of-the-art high level programming environments which produce effective and efficient software programs that are highly flexibly and user friendly, while maintaining the elevated degree of complexity and inventiveness that yield a superior and competitive product.

Future Goals

In the next 12 months, we will continue our research, development, product and systems manufacturing and marketing efforts.  We have entered into multiple multiyear manufacturing agreements with offshore manufacturers to produce the housings for our technology based “Silo” dispensing and RAM5000 vending systems and have established a line of credit to ensure payment and production of the systems.

Our goal is to gear our manufacturing and assembly efforts to meet our the production contracts over the next  12 to 24 months as well as meeting the needs of our established distributors, direct sales and the anticipated industry demand for competitively priced vending and automated dispensing systems that  are  energy efficient, integrated with AVT based technology, and up and coming “Green” systems requirements.

A critical focus for sales over the next 12 months will be our Product Dispensing Centers (PDCs).  Our PDCs are based on  AVT technology  and integrate more sophisticated technology features and options such as full face large touch screen displays, receipt printers, cashless payment options and advertising displays.  In addition, our PDCs systems can dispense a variety of snack items and non-food items such as cell phones, MP3 players, digital cameras, DVDs, consumer electronics and accessories.  We will also focus on “Themed” systems to dispense products such as tee-shirts, promotional items, perfumes, contact lenses and just about any product our customers have a location and market for.  Our “Themed” systems are of exceptional interest to our direct end customers as the products these systems dispense result in higher profit margins.

All of our vending systems are capable of the inclusion of PC hardware and LCD displays.  A future goal of AVT is to complete and continue to refine application software that runs digital signage for the primary purpose of displaying paid advertisements.  Each system that is equipped with a PC and LCD display becomes a “node” on a digital network.  As the digital network expands, many thousands of vending systems and PDCs can be part of nationwide advertising network which we believe will interest national advertisers.  Our goal is to “own” the network but not the systems.  All vending system owners will have the option to join the AVT nationwide network with our AVT based advertising vending system, to share revenue for allowing advertisements from AVT’s servers to be pushed-out onto their vending system.

Future goals and system refinements will include continued software and hardware development and refinements, including even more efficient operating systems to integrate more seamlessly with the internet, becoming Wi-Fi standard and including SMS and email features. Our goal is to make the AVT solution the standard for intelligent self-service vending systems deployed throughout the US and world markets.

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

Item 4.   Controls and Procedures

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities exchange Act of 1934 is recorded.  Processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principle financial officers, as appropriate, to allow timely decisions regarding required disclosures.  Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principle executive officer and our principle financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

We are not a party to any pending legal proceedings responsive to this Item Number.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended June 30, 2011.

04/01/2011 - 06/30/2011
Date of Sale	Purchaser Name	Price	Security
04/06/11	Donald Kimmel	$25,000.00	Note
04/14/11	Gregory Pearson	$25,000.00	Note
04/15/11	Richard Abe	$25,000.00	Note
04/19/11	John Knipf	$25,000.00	Note
04/25/11	Donavon Working	$25,000.00	Note
04/29/11	Travis Poindexter	$50,000.00	Note
04/29/11	Michael Hankins	$50,000.00	Note
05/04/11	EB Mendenhall	$25,000.00	Note

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

Item 3.Default Upon Senior Securities

None.

Item 4.(Removed and Reserved)

Item 5.Other Information

None.

Item 6. Exhibits

				Filed with
	Exhibit	Form	Filing	This
Exhibits	#	Type	Date	Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-1	2/24/2009

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

Code of Ethics	14.1	10	8/14/2008

Certification of Natalie Russell pursuant to Rule 13a-14(a)	31.1			X

Certification of James Winsor pursuant to Rule 13a-14(a)	31.2			X

Certification of Natalie Russell pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of James Winsor pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Signatures

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	August 12, 2011