Form 10-Q
period 2011-09-30
AVT, Inc.
filed 2011-11-21
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2011, there were 9,529,343 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.
Financial Information
Condensed Financial Statements

Consolidated Balance Sheets - Nine months ended September 30, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations - Three months ended September 30, 2011	F-3

Consolidated Statements of Shareholders' Equity - Three months ended September 30, 2011	F-4

Consolidated Statements of Cash Flows - Three months ended September 30, 2011	F-5

Notes to Consolidated Financial Statements	F-6

AVT, Inc.
Consolidated Balance Sheet
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$215,519	$278,217
Accounts receivable,	2,261,091	1,100,876
Inventory, net	2,958,668	2,462,708
Other current assets	201,683	177,216
Total current assets	5,636,961	4,019,017

Property and equipment, net	4,519,710	4,519,711
Intangibles, net	9,464,803	9,748,147
Goodwill	1,048,865	1,048,865
Other assets	1,497,853	1,493,767
Less: accumulated depreciation	(2,304,832)	(2,000,448)
Total assets	19,863,360	18,829,059

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	231,855	11,250
Other current liabilities	687,565	1,107,825
Total current liabilities	$919,420	$1,119,075

Long-term liabilities:
Long-term debt	281,984	277,834
Notes payable	453,506	1,062,408
Total long-term liabilities	735,490	1,340,242
Total Liabilities	1,654,910	2,459,317

Shareholders' equity
Preferred stock , Authorized shares	2,706	2,278
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares - 9,529,343, respectively	25,106	25,192
Additional paid in capital	24,448,302	22,912,230
Accumulated deficit	(6,267,664)	(6,569,958)
Total shareholders' equity	18,208,450	16,369,742
Total liabilities and shareholders' equity	$19,863,360	$18,829,059

F-2
See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Vending products sales	$265,356	$323,333	$731,850	$856,061
Manufacturing machine sales	1,773,723	1,288,557	5,021,175	2,364,745
Non-vending	158,320	186,362	516,498	550,911
Total revenues	2,197,399	1,798,252	6,269,523	3,771,717

Cost of vending products	146,864	132,513	442,022	385,838
Cost of manufacturing	514,717	487,525	1,811,820	862,001
Cost of non-vending	55,745	64,808	193,179	193,844
Cost of sales	717,326	684,846	2,447,021	1,441,683
Gross profit	1,480,073	1,113,406	3,822,502	2,330,034

Operating expenses:
General and administrative	894,254	673,293	2,667,991	2,083,932
Depreciation and amortization	232,239	189,864	670,797	546,188
Total operating expenses	1,126,493	863,157	3,338,788	2,630,120

Other income (expense):
Interest expense	96,001	60,455	181,420	217,345
Provision for Income Taxes	0	0	0	0
Total other income (expense), net
Net Income	$257,579	$189,794	$302,294	$(517,431)

Net income per share - basic	$0.01	$0.01	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01	$0.01	$0.01
Average shares outstanding	9,529,343	35,535,459	9,529,343	35,535,459
Weighted average shares outstanding	27,421,056	50,713,365	27,421,056	50,713,365

F-3
See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2008		2,033,333	2,200	2,114,962	20,629	18,646,914	(6,553,513)	12,116,230

Issuance of common stock				507,656	1,986	1,682,389		1,684,375

Common stock issued for interest on notes payable				1,353

Issuance of common stock for conversion of notes payable				94,954	625	625,375		626,000

Net Income (Loss) for the year ended December 31,2009							(38,636)	(38,636)
								0
Balance at December 31, 2009		2,033,333	2,200	2,718,925	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				859,511	808	814,723		815,531

Common stock issued for interest on notes payable				5,584	14	13,959		13,973

Issuance of preferred stock		244,798	78					78

Issuance of common stock for conversion of notes payable				160,123	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010							22,191	22,191

Balance at December 31, 2010		2,278,131	2,278	3,744,143	25,192	22,912,230	(6,569,958)	16,369,742

Issuance of common stock				89,112	143	142,857		143,000

Common stock issued for interest on notes payable				1,620	9	9,750		9,759

Issuance of preferred stock		262,467	262					262

Issuance of common stock for conversion of notes payable				236,179	132	132,515		132,647

Net Income (Loss) for the period ended March 31, 2011							9,916	9,916

Balance at March 31, 2011		2,540,598	2,540	4,071,054	25,476	23,197,352	(6,560,042)	16,665,326

Issuance of common stock				69,878				0

Common stock issued for interest on notes payable				1,993				0

Issuance of preferred stock		88,889	89					89

Issuance of common stock for conversion of notes payable				164,994	-1,106	1,169,079		1,167,973

Net Income (Loss) for the period ended June 30, 2011							34,799	34,799

Balance at June 30, 2011		2,629,487	2,629	4,307,919	24,370	24,366,431	(6,525,243)	17,868,187

Issuance of common stock				5,187,743	655			655

Common stock issued for interest on notes payable				3,309				0

Issuance of preferred stock		76,751	77					77

Issuance of common stock for conversion of notes payable				30,372	81	81,871		81,952

Net Income (Loss) for the period ended September 30, 2011							257,579	257,579

Balance at September 30, 2011	*	2,706,238	2,706	9,529,343	25,106	24,448,302	(6,267,664)	18,208,450

* Reflects forward split

F-4
See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows

		September 30, 2011		September 30, 2010
Operating activities:
Net income		$257,579		$189,794
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		41,416		189,864
Changes in operating assets and liabilities:
Accounts receivable		611,854		(517,021)
Inventory		(1,156,967)		(408,779)
Accrued expenses and other assets		(164,115)		257,076
Accounts payable		193,582		(43,178)
Net cash used in operating activities		(216,651)		(332,244)

Investing activities
Purchases of property and equipment, net		139,115		(256,612)
Net cash used in investing activities		139,115		(256,612)

Financing activities
Net proceeds from payments on notes payable		(18,788)		(199,750)
Equipment Leases		71,528		(33,875)
Proceeds from the issuance of common stock		82,684		824,794
Net cash provided by (used in) financing activities		135,424		591,169

Net increase (decrease) in cash and cash equivalents		57,888		2,313
Cash, beginning of year		157,631		284,712
Cash, end of year		$215,519		$287,025

Supplemental disclosures of cash flow information:
Cash paid for interest		$116,001		$60,455
Income taxes	$		$

F-5
See accompanying notes.

AVT, Inc.
Notes to Consolidated Financial Statements

1.   Accounting Policies

Business

AVT, Inc. (the “Company”, “We” or “Our”) was originally incorporated under the laws of the State of Delaware on February 26, 1969, as Infodex, Inc., The Company was renamed to Midwest Venture Group, Inc. in March 2005. The Company then changed its name to Automated Vending Technologies, Inc. in September 2005 to better reflect our primary operations as a machine manufacturer as well as vending route distribution.  In January, 2008, the Company changed its state of domicile to Nevada, at that time we became AVT, Inc.  AVT has grown due to their innovative technologies, integration of new types of hardware and software, and creative designs.  Examples include solutions for wireless management of remote vending, methods for controlling vending machines, biometric fingerprint recognition systems, full-scale automated retailing centers and custom systems.

In April 2008, the Company acquired 100% of the outstanding common stock of AC Mexican Food, Inc. dba Jalapeno’s Mexican food restaurant.

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	September 30, 2011	September 30, 2010
Food products	$ 169,443	$ 54,522
Machine inventory	$1,682,436	$1,070.808
Parts inventory	$1,092,071	$575,276
Machine change	$ 14,718	$ 16,063
	$2,958,668	$1,716,669

Income Taxes

No provision for income taxes has been made for the three months ended September 30, 2011 and 2010 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of payroll liabilities of $96,303, accounts payable of $231,855, investor notes of $505,000 and other current liabilities of $86,262.

Long Term Liabilities

Long term liabilities include investor notes of $453,506.  We have long term equipment leases totaling $281,984.

Lease Account	September 2011	Dec. 2012
Falcon 241414	$ 13,715	$ 0
Falcon 21430	$ 13,707	$ 0
De Lage	$ 7,740	$ 0
Firestone 528916	$ 11,728	$ 2,123
Chrysler	$ 14,790	$ 0
GMAC	$ 37,850	$23,292
GMAC	$ 17,350	$ 0
GMAC	$ 11,333	$ 4,250
America Leasing	$ 17,195	$ 0
Ally Financial	$ 32,376	$ 26,162
Firestone	$104,200	$ 42,903
	$281,984	$ 98,730

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

As at September 30, 2011, the Company had 9,529,343 shares of its common stock issued and outstanding.

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

For the quarter ended September 30, 2011, we issued Worth, Inc. a total of 76,751 shares of our Series A Convertible Preferred stock as payment consideration on note.

There are no previsions or circumstances that will require the company to record our Preferred Stock outside permanent equity.

Preferred Stock, $.001 par value: 3,000,000 shares authorized as Series A Convertible Preferred Stock, $.001 par value, of which 2,706,238 shares of Series A Convertible Preferred stock issued and outstanding.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarters ended September 30, 2011 and 2010, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

4.   Fixed Assets - Property and Equipment

Machines on location	$ 1,097,358
Restaurant equipment	$ 514,300
Building improvements	$ 360,070
Vehicles	$ 602,075
Furniture and equipment	$ 426,378
Manufacturing Machinery	$ 2,481,675
Kiosk	$ 262,866
Computer and software	$ 235,341
$5,980,063
5.   Intangible Assets

Application software

Our intangible assets include the development of system design, proprietary technologies, application software, and customize systems in order to maintain the high degree of market position.  AVT developed proprietary software, requires a methodical approach to the design and continuous evolution, enhancement and system architecture.  Our application software programs, protocols, patents, and intellectual property that pertains to the design and system architecture are all or in part of AVT’s group of key intangible assets.

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

7.   Commitments and Contingencies

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

Results of Operations

For the three months ended September 30, 2011, our net income has increased by $67,785, compared to the same period for the previous year.

Total revenues for the three months ended September 30, 2011, were $2,197,399 compared to total revenues of $1,798,252 for the three months ended September 30, 2010.  The increase in revenues is due increased manufacturing revenues of $485,166.  We attribute the increased manufacturing revenues to increased sales of custom vending machines.

For the three months ended September 30, 2011, we had revenues of $2,197,399, and total cost of goods and operating expenses of $1,939,820 for net income of $257,579.  This compares to the three months ended September 30, 2010 where we had $1,798,252 in total revenues, $1,608,458 in total costs of goods and operating expenses for a net income of $189,794.  We attribute the increase in net income for the three months ended September 30, 2011 to increased revenues from manufacturing machine sales. Our increased cost of goods sold for the three months ended September 30, 2011 was attributable to increased sales of our vending machines.

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

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of September 30, 2011, we had $215,519 cash on hand.

At September 30, 2011, we had cash of $215,519 compared to cash of $278,217 at December 31, 2010.  We consider this decrease in cash as insignificant for the current quarter.

For the three months ended September 30, 2011, our inventory increased compared to our ending inventory for the year ended December 31, 2010. At September 30, 2011, we had inventory of $2,958,668 compared to $2,462,708 at December 31, 2010.  This increase relates primarily to increased orders of vending machines.

The Company’s assets increased to $19,863,360 at September 30, 2011 compared to $18,829,059 at December 31, 2010.  This $1,034,301 increase in assets is primarily due to receivables.

All receivable accounts are due within 45 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally.

The Company

AVT, Inc. is an innovative developer and manufacturer of automated retailing systems. These new types of self-serve units are revolutionizing the retailing industry With our extensive experience in the vending machine industry, AVT is well positioned to take a leadership role in this growing industry.

AVT’s designs are innovative and exploit the use of integrated PCs and customize software programs.  As a design manufacturer, creator of specialty application software and integrator of technology, our company defines the cutting edge of the vending and auto retailing industry. It is our vending operation experience over the past years that adds a distinctive advantage and contributes to our overall success as a manufacture and leader of technology based vending products.

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

Automated Express Market

We have developed and created our Automated Express Market (AEM™) system which is a Controlled Access Cabinet system. These custom built wood and steel based cabinets are PC based and designated for use in specialized locations such as hotels, Inns, c-stores, malls and retail stores that are limited in the ability to effectively sell and market food, and carry convenience items or higher priced items that are subject to pilfering. The cabinets can be merchandised to dispense more than seventy-two selections including snacks, hot meals, ice cream, alcoholic and non-alcoholic beverages as well as personal amenities such as sunscreen, toothpaste, and brushes.  They can also be configured for high ticket items such as cell phones, digital cameras, mp3 players, personal electronic devises and more. The AEM™ system gives the hotel’s customers the convenience of billing directly to their room through touch screen pin technology so they do not have to carry cash or coin to make purchases. The system automatically posts the charge to the guest’s account by utilizing touch screen vending (TSV™) and multi-payment capabilities. AEM™ cabinets have multiple payment options built in that include touch screen payment technology, credit/debit acceptors and smart card readers.   We are currently exploring opportunities with many limited service hotel chains in the U.S., a market that totals more than 50,000 establishments as well as c-stores and retail stores and shopping malls.

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

Touch Screen Vending (TSV)

TSV (Touch Screen Vending) is our primary flagship application software product.  Designed and development by AVT’s software staff several years ago, it is like most of today’s application software, constantly maintained and in continuous refinement, support and development to remain compatible with and competitive with the ever changing PC’s environment.  Our TSV software product is the primary foundation for ALL of AVT’s touch screen based systems. This application software is modular by design allowing extreme flexibly by our customers allowing them to have a product that is capable providing the system owner a specific “look and Feel” coupled with dispensing their own specific products via the customizable GUI interface.

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

Additional information

The Company currently has approximately 30 full time employees and 5 part-time employees.  We also allow and utilize the services of independent contractors.

Automated Retailing Systems, Manufacturing, Sales and Placements

We currently manufacture next generation automated retailing systems, refrigerated and high capacity snack machines as well as standard and customized product dispensing systems. These machines have been designed to meet or exceed our specific performance specifications and give us the ability to minimize costs traditionally associated with purchasing new equipment.  The manufacturing of our own equipment also allows us to incorporate our technology into the systems during at the time of production reducing the costs associated with retrofitting units. We sell these systems directly to distributors, vending operators and end users located primarily throughout the United States, Canada and Mexico. We believe that we are currently the only manufacturing entity with this capability in the vending industry, giving us a tremendous lead and advantage over our competition.

The major competitive advantages of AVT’s next generation machines is that they all have the capability of being configured with an integrated PC with customized AVT software.

The integrated PC allows for a variety of additional functions which include but are not limited to, cashless vending, access to the internet, remote sales management and media advertising for creating additional revenue through the sale and display of advertising play loops.

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

The future of retailing is in automation. From ticket kiosks at airport to DVD rental units, the world is becoming automated AVT is at the leading edge of this evolution, and has designed and manufactured self-serve retailing solutions for some of the biggest brands and retailers in the nation. Our unique systems allow retailers to expand distribution to areas that could not otherwise be served, to dramatically lower overhead, and to provide customers with unparalleled convenience.  Our standard vending systems also use state of the art technology, and will cut machine acquisition costs by greater than 50% and eliminate expensive power outlet upgrades for establishments and operators, thereby increasing placement and sales opportunities.  Through the design and manufacturing of vending and product dispensing systems using new technologies, we have become a vendor of equipment for the entire gamut of food and high priced consumer electronics and dispensed items. Our company can produce machines that are far less expensive, are less power demanding and have multi-pay options that far exceed the traditional market standard.  As a result, we have the opportunity to grow both the mainstream and the specialty segment of the vending machine manufacturing and operations business,  We also have the opportunity a major equipment provider to other distributors, all without a heavy capital investment.

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

Design:  AVT employs a complete design team.  Our engineers use creative tools such as “Solid Works” to develop and generate CAD drawings used by our local manufacturing partners as well as our OEM manufactures in China to produce our state of the art vending systems components, shipped to our 50 thousand square foot facility in Corona, California for integration, assembly, final testing and deployment.

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

Future Goals

In the next 12 months, we will continue our research, development and marketing efforts.

We have entered into multiple manufacturing agreements with offshore manufacturers to produce the housings for several of our newer systems and have established a line of credit to ensure payment and production of the systems.

Our goal is to manufacture and sell as many systems as possible in the next 12 to 24 months through established distributors and direct sales, to meet the anticipated industry demand for a competitively priced vending system that is an energy efficient, technology based,  “Green” system..

A critical focus for sales over the next 12 months will be to continue to develop new automated retailing systems for major brands and retailers, test those systems in various pilot programs, and move forward to full-scale production. An almost limitless variety of products can be sold through our automated retailing systems, including items as diverse as swimsuits, movies, cell phones, and much more.  We will also focus on “Themed” systems to dispense products such as tee-shirts, promotional items, perfumes, contact lenses and just about any product our customers have a location and market for.  Our “Themed” systems are of exceptional interest to our direct end customers as the products these systems dispense result in higher profit margins.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended September 30, 2011.

07/01/2011 - 09/30/2011
Date of Sale	Purchaser Name	Price	Security	# of Shares Sold
09/16/11	Robert Burki	$50,000.00	Note

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	November 16, 2011