Form 10-K
period 2011-12-31
AVT, Inc.
filed 2012-04-13
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 31, 2011, there were 9,731,629 shares of our common stock were issued and outstanding.

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

Kiosk/ Game Trader Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our vending systems as well as being sold as self service or control center kiosks systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to be come a part of AVTi Media Network.  AVT engineered the Game Trader machine that will allow customers to buy video games as well as trade used games in for cash.

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

•  IVend: This is an ongoing development design that features a high-end dispensing center cabinet, a creative front door design which includes interactive touch screens and a variety of other supported hardware.  The IVend also has its own software application program which is designed to provide a high degree of interactive and intuitive application to the user.

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

Our Vend OS is extremely flexible regarding capabilities, because the product is installed in base systems without any peripheral devices; and includes a Nano-ITX computer with freeware developed by our engineering department running as a Windows’ service allowing vending by conventional methods. This freeware allows sales data and records to be stored in a secure database and has the capability of manipulating a machine’s state remotely through internet connectivity, memory stick, cell modem or phone line.

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

Design:  AVT employs a complete design team.  Our engineers use creative tools such as “Solid Works” to develop and generate CAD drawings used by our local manufacturing partners as well as our OEM manufacture in China to produce our state of the art vending systems components, shipped to our 50,000 square foot facility in Corona, California for integration, assembly, final testing and deployment.

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

Future Goals

We continue to strive to be the best in, development, product and systems manufacturing and marketing efforts.  We have entered into multiple multiyear manufacturing agreements with offshore manufacturers to produce the housings for our technology based “Silo” dispensing systems and have established a line of credit to ensure payment and production of the systems.

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

We currently have approximately 25 full time employees and 3 part-time employees.  We allow and utilize the services of independent contractors.

Item 1A.  Risk Factors

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this Report before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

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

We will require additional capital for future operations.  We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

cash provided by operating activities;
available cash and cash investments; and
capital raised through debt and equity offerings.

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

Among the factors that could affect our stock price are:

▪	industry trends and the business success of our vendors;
▪	actual or anticipated fluctuations in our quarterly financial and operating results, including our comparable store sales;
▪	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
▪	strategic moves by our competitors, such as product announcements or acquisitions;
▪	regulatory developments;
▪	litigation;
▪	general market conditions;
▪	other domestic and international macroeconomic factors unrelated to our performance; and
▪	additions or departures of key personnel

We have substantial indebtedness.

As of December 31, 2011, we had outstanding indebtedness of $2,361,200 which includes $1,258,506 in convertible notes which require us to make quarterly cash interest payments.  As of December 31, 2010, we had outstanding indebtedness of $2,459,317 which includes $977,702 convertible notes which require us to make quarterly cash interest payments.  Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control.  Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

•
our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development,  acquisitions and other general corporate purposes may be materially  limited or impaired,

•	a substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and

•
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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Real Property

At present, we do not own any property.  Our retail operation is located in a leased facility. We have local access to all commercial freight systems. The current retail facility is approximately 50,000 square feet. This facility contains are administrative, sales and manufacturing offices.  The current lease runs until February 28, 2015.  The retail facility is located at 341 Bonnie Circle, Suite 102, Corona, CA 92880.

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

The following table sets forth the quarterly high and low sale prices of our common stock, as adjusted for the 1 for 10 reverse split occurring on March 6, 2011, and the 2 for 1 forward split occurring on June 21, 2011, for the two most recent fiscal years.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2010	$13.50	$12.00
Second Quarter 2010	$12.90	$10.00
Third Quarter 2010	$10.10	$8.00
Fourth Quarter 2010	$8.90	$7.50
First Quarter 2011	$7.90	$6.00
Second Quarter 2011	$6.50	$4.50
Third Quarter 2011	$6.00	$4.02
Fourth Quarter 2011	$2.00	$4.68

We have never declared or paid cash dividends

As of December 31, 2011, there are approximately 1,000 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

On October 31, 2011, we filed our AVT, Inc. 2011 Stock Compensation Plan with the Commission.  No securities have been issued under the Plan.  We currently issue shares of our common stock to our officers and directors pursuant to employment and director agreements.

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

Our revenues increased by $4,642,252 for the year ended December 31, 2011; our general and administrative expenses also increased by $1,083,057 for the year ended December 31, 2011, primarily due to increased manufacturing product and operating expenses relating to increased restaurant expenses, insurance, payroll expenses and freight.

For the year ended December 31, 2011, our net income has increased by $1,341,832 compared to the previous year December 31, 2010.

Total revenues for the year ended December 31, 2011, were $10,300,395 compared to total revenues of $5,658,143 for the year ended December 31, 2010.  The increase in revenues is due to increased manufacturing revenue of $4,642,252.

We attribute the increase of manufacturing revenues to increased sales and large order’s of our custom vending machines and retail kiosk’s.

Our general and administrative expenses increased for the year ended December 31, 2011, primarily due to increased costs of goods and operating expenses relating to increased rent for our facility, interest, advertising and payroll expenses.

We believe that we sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash flow from operations will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of December 31, 2011, we had $177,400 cash on hand.

At December 31, 2011, we had cash of $177,400 compared to cash of $278,217 at December 31, 2010.  We consider this decrease in cash as insignificant for the current year.

For the year ended December 31, 2011, our inventory increased compared to our ending inventory for the year ended December 31, 2010. At December 31, 2011, we had inventory of $3,441,386 compared to $2,623,861 at December 31, 2010.  This increase relates primarily to increased orders of vending machines.

The Company’s assets increased to $21,664,601 at December 31, 2011 compared to $18,829,059 at December 31, 2010.  This $2,835,542 increase in assets is primarily due to receivables.

All receivable accounts are due within 60 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally.

At December 31, 2011, we had cash of $177,400 compared to cash of $278,217 at December 31, 2010.

The companies long term debt and notes payable as of December 31, 2011, for a total of $957,170. Are due to shareholder notes of $713,506 and have terms on an average of three years from issue date. Long term debt of $243,664 consists of equipment leases.

All receivable accounts are due within 60 days of delivery.  Upon special approval, we allow 90 days to receive payment.  Collections for past due accounts are handled internally. As of December 31, 2011 accounts receivable total was $4,048,947, this increase is due to new customers with large orders for machines and kiosks. Average days outstanding for December 31, 2011 is 75 days due to large detailed custom orders. December 31, 2010 our average days outstanding was 90.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2011, the Company's internal control over financial reporting was effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this Report, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Natalie Russell	44	Secretary, Chief Financial Officer and Director

James Winsor	51	Chief Executive Officer and Director

Shannon Illlingworth	43	Chairman

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

Shannon Illingworth

Mr. Illingworth is the founder of AVT.  Over the past ten years, Mr. Illingworth has been the driving force behind the development of the Company.   Prior to founding AVT, Mr. Illingworth had a successful career in professional sports and played in the NFL for the Los Angeles Rams. Following his professional sports career, Shannon became Vice President of Sales for one of the largest resellers of wireless services in the Western United States.

Mr. Illingworth is the son of Ms. Loretta Vermette, our former director.  Mr. Illingworth is the son of Jon Illingworth, sole shareholder of Worth, Inc. our majority shareholder.

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

Advisory Board

Effective February 3, 2009, our board of directors created an advisory board to advise the company in regard to ongoing business operations.  As of the date of this Report, our chairman, Mr. Shannon Illingworth has been appointed to the Advisory Board.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and					Warrant /	Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Natalie Russell	2011	65,000	0	0	100,000	0	0	0	$165,000(1)
Secretary, Chief Financial Officer and Director	2010	65,000	0		100,000	0	0	0	$165,000(1)

James Winsor	2011	75,000	0	0	100,000	0	0	0	$175,000(1)
Chief Executive Officer and Director	2010	75,000	0	0	100,000	0	0	0	$175,000(1)

Shannon Illingworth	2011	0	0	0	0	0	0	0	0(3)
Chairman	2010	0	0	0	0	0	0	0	0

Loretta Vermette	2011	0	0	0	60,000	0	0	0	$60,000(2)
Former Chairman	2010	0	0	0	60,000	0	0	0	$60,000(2)

(1)           Represents salary and the exercise of warrants to purchase 100,000 restricted shares of our common stock based on a value of $1.00 per share.

(2)           Represents the exercise of warrants to purchase 60,000 restricted shares of our common stock based on a value of $1.00 per share.

(3)           Mr. Illingworth was appointed as our Chairman on January 31, 2012.

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

Compensation of Directors

The Company currently compensates our Chairman with issuance of a quarterly award of a five (5) year cashless warrant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $.10 per share.  In the future, we may compensate our directors with cash compensation and for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may request certain members of the board of directors to perform services on our behalf.  In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Compensation Committee

We have not formed an independent compensation committee

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of October 10, 2011:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)	each person intending to file a written consent to the Forward Split;

(iii)           each of our directors; and

(iv)           all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As at December 31, 2011, there were 9,731,629 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Natalie Russell (2)	85,558	(1)

Common Stock	James Winsor (2)	64,332	(1)

Common Stock	Loretta Vermette (3)(5)	296,940	3%

Common Stock	Worth, Inc. (4)(6)	523,186	Greater than 50% (7)

Common Stock	Shannon Illingworth	5,060	(1)

Common Stock	All Directors and Officers as a Group	446,830	4.6%

(1)           Less than 1%

(2)           The address is 341 Bonnie Circle, Suite 102, Corona, CA 92880

(3)           The address is 2557 Old Windmill Court, Riverside, CA 92882

(4)           The address is 2621 Green River Road, #77, Corona, CA 92882

(5)           Loretta Vermette is one of our former directors.  Includes 43,968 shares held individually, 12,334 shares held in the name of Ms. Vermette and her spouse, 50,000 shares held in the name of The Illingworth Family Trust, and 190,638 shares held in the name of The Illingworth Trust.  Ms. Vermette is the Trustor and Trustee of both Trusts.

(6)           Worth, Inc. is our majority shareholder.  Worth, Inc. is owned by Jon Illingworth, our founder’s father.

(7)           Worth, Inc. holds 523,186 shares of our common stock and 2,706,238 shares of our of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.  Assuming all 2,706,238 shares of Series A Convertible Preferred stock held by Worth, Inc. were converted into common stock, Worth, Inc. would hold a total of 16,760,614 shares of common stock which is greater than 170% of our issued and outstanding shares of our common stock as at October 10, 2011.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this Report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this Report.

Item 13. Certain Relationships and Related Transactions.

Mr. Jon Illingworth is the sole officer and director of SWI Trading, Inc.  Our founder, Shannon Illingworth is the son of Jon Illingworth.  Neither our officers, directors, significant shareholders nor promoters are associated with SWI Trading, Inc.

Because the Company was unable to obtain loans from conventional financial institutions, we received loans from SWI Trading, Inc.   As of January 1, 2008, SWI Trading, Inc. had loaned us a total of $897,318, through direct loans and a convertible promissory note for $761,168 dated November 1, 2006.   The convertible promissory note was a zero interest note maturing on January 1, 2007, and replacing all preexisting debt obligations to SWI Trading, Inc.   At the option of the noteholder, the note converted into restricted shares of the Company’s common stock at $.50 per share.  On January 1, 2008, we entered into an agreement with SWI Trading, Inc. whereby SWI agreed to waive repayment of $500,250 of the $897,318 total owed to SWI Trading, Inc. in exchange for the issuance of $1,724,133 restricted shares of our common stock.  In addition, SWI agreed to waive any claim it may have against us for interest due upon the loan, and/or unpaid compensation due for:  services rendered; research and development fees; technology development fees; loan acquisition services and any other claims.

We have repaid the loans received from SWI Trading, Inc. with cash and shares of our common stock.  Neither Shannon Illingworth nor SWI Trading, Inc. has received any property, contracts, options or rights to our securities relating to any SWI Trading, Inc. loans.  We have not received any additional loans from SWI Trading, Inc other than stated above.  However, we have been advised that SWI Trading, Inc. is willing to loan the Company additional funds in the event that such loans are necessary for our operations.

Prior to April, 2008, we identified a Mexican restaurant that was having financial difficulties and we desired to purchase the restaurant with intent of providing cash flow to the Company and supplying Mexican foods for our vending operations.  Unfortunately, the Company did not have sufficient cash to purchase the restaurant and requested that SWI Trading, Inc. purchase the restaurant with the understanding that the Company would purchase the restaurant from SWI Trading, Inc. with our securities.   Accordingly, the restaurant was purchased by SWI Trading, Inc. and on April 9, 2008, the Company purchased the restaurant from SWI Trading, Inc. with payment of 1,000,000 shares of our Series A Convertible Preferred stock.

On January 1, 2009, we entered into a consulting agreement with SWI Trading, Inc. whereby SWI  Trading, Inc. agreed to provide us with corporate structuring services, financing consulting services, research and development and technology development services, loan acquisition services and the use of its line of credit for a monthly fee of $11,620 and 100,000 restricted shares of our common stock paid quarterly.

For purposes of this Form 10, we have considered SWI Trading, Inc. a related person due to its lending and consulting relationship with us.

Transactions with Promoters

None.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected  Malcolm L. Pollard, Inc., as our auditors for the year ended December 31, 2010.

Our Board of Directors selected Hamilton PC, as our auditors for the year ended December 31, 2011

Audit Fees

Mr. Pollard billed us $ 5,000 in audit fees during the year ended December 31, 2010.

Mr. Pollard billed us $35,600 in audit fees during the year ended December 31, 2011.

Hamilton PC, billed us $ 0 in audit fees during the year ended December 31, 2011.

Audit-Related Fees

            We did not pay any fees to Malcolm L. Pollard, Inc. for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2010.

            We did not pay any fees to Hamilton PC, for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2011.

Tax and All Other Fees

We did not pay any fees to Malcolm L. Pollard, Inc., for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2010.

We did not pay any fees to Hamilton PC, for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2011.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Malcolm L. Pollard, Inc., and the estimated fees related to these services.

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Hamilton PC, and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2010, and for the year then ended, none of the hours expended on Malcolm L. Pollard, Inc.’s engagement to audit those financial statements were attributed to work by persons other than Mr. Pollard’s full-time, permanent employees.

With respect to the audit of our financial statements as of December 31, 2011, and for the year then ended, none of the hours expended on Hamilton PC’s engagement to audit those financial statements were attributed to work by persons other than Mr. Hamilton’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Condensed and Audited Balance Sheet for the years ended December 31, 2011 and December 31, 2010

Condensed and Audited Statements of Operations for the years ended December 31, 2011 and December 31, 2010

Condensed and Audited Statement of Changes in Shareholders' Deficit for the Year ended December 31, 2011 and December 31, 2010

Condensed and Audited Statements of Cash Flows for the year ended December 31, 2011 and December 31, 2010

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.10	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.11	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Consulting Agreement effective October 1, 2006 between Automated Vending Technologies, Inc. and Star Capital.	10.1	10	8/14/2008

Consulting Agreement effective January 1, 2006, Between Automated Vending Technologies, Inc. and SWI Trading, Inc.	10.2	10	8/14/2008

Employment Agreement effective May 1, 2006, by and between Automated Vending Technologies, Inc. and James Winsor.	10.3	10	8/14/2008

Employment Agreement effective as of January 1, 2006 by and between Automated Vending Technologies, Inc., and Natalie Bishop.	10.4	10	8/14/2008

Lease Agreement effective January 1, 2007 by and between AVT, Inc. and SWI Trading, Inc.	10.5	10	8/14/2008

Employment Agreement effective as of January 1, 2008 by and between AVT, Inc. and Natalie Russell.	10.6	10	8/14/2008

Employment Agreement effective January 1, 2008, by and between AVT, Inc. and James Winsor.	10.7	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.8	10	8/14/2008

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on August 14, 2008)	10.9	10	8/14/2008

Consulting Agreement effective March 1, 2008, by and between AVT, Inc. and SNI Innovations, Inc.	10.10	10	8/14/2008

Consulting Agreement effective September 1, 2008, by and between AVT, Inc. and Star Capital IR Corp.	10.11	10/A-1	2/24/2009

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	10.12	10/A-1	2/24/2009

Consulting Agreement effective January 1, 2008, by and between AVT, Inc. and SWI Trading, Inc.	10.13	10/A-2	7/29/09

Employment Agreement effective as of January 1, 2009 by and between AVT, Inc. and Natalie Russell.	10.14	10/A-1	2/24/2009

Employment Agreement effective January 1, 2009, by and between AVT, Inc. and James Winsor.	10.15	10/A-1	2/24/2009

SWI Trading, Inc, note effective November 1, 2006	10.16	10/A-2	7/2/09

SWI Trading Loan Cutback Agreement dated January 31, 2008	10.17	10/A-3	11/19/2009

Consulting Agreement effective September 1, 2009, by and between AVT, Inc. and Star Capital IR Corp.	10.18	10/A-3	11/19/2009

Employment Agreement effective as of January 1, 2010 by and between AVT, Inc. and Natalie Russell.	10.19	10/A-6	10/12/2010

Employment Agreement effective January 1, 2010, by and between AVT, Inc. and James Winsor.	10.20	10/A-6	10/12/2010

Consulting Agreement effective as of January 1, 2010, between AVT, Inc. and Spiro Marketing.	10.21	10/A-8	11/25/2011

Consulting Agreement effective as of January 1, 2011, between AVT, Inc. and Spiro Marketing, Inc.	10.22	10/A-8	11/25/2011

Consulting Agreement effective as of January 1, 2011, between AVT, Inc. and Worth, Inc.	10.23	10/A-8	11/25/2011

Employment Agreement effective as of January 1, 2011, by and between AVT, Inc. and Natalie Russell.	10.24	10-K	3/22/2011

Employment Agreement effective January 1, 2011, by and between AVT, Inc. and James Winsor.	10.25	10-K	3/22/11

Code of Ethics	14.1	10	8/14/2008

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	April 12, 2012

/s/ James Winsor James Winsor	Chief Executive Officer, Director	April 12, 2012

AVT, INC.
TABLE OF CONTENTS
Page No.
Financial Information

Report of Auditing Firm	F-1

Consolidated Balance Sheets - Year ended December 31, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations - Year ended December 31, 2011	F-3

Consolidated Statement of Shareholders' Equity - Year ended December 31, 2011	F-4

Consolidated Statements of Cash Flows - Year ended December 31, 2011	F-5

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
AVT, Inc.
Corona, CA

We have audited the accompanying balance sheet of AVT, Inc. as of December 31, 2011, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AVT, Inc. as of December 31, 2010, were audited by other auditors.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 25, 2011.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVT, Inc. as of December 31, 2011, and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the 2010 financial statements have been restated to correct a misstatement.

Hamilton, PC

/s/ Hamilton, PC
Denver, Colorado
April 12, 2012

AVT, Inc.
Consolidated Balance Sheet
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$177,400	$278,217
Accounts receivable,	4,048,946	1,100,876
Inventory, net	3,441,386	2,623,861
Other current assets	14,718	16,063
Total current assets	7,682,450	4,019,017

Property and equipment, net	4,519,711	4,519,711
Intangibles, net	9,352,467	9,748,147
Goodwill	1,048,865	1,048,865
Other assets	1,580,922	1,493,767
Less: accumulated depreciation	(2,519,814)	(2,000,448)
Total assets	21,664,601	18,829,059

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	782,617	11,250
Other current liabilities	621,412	1,107,825
Total current liabilities	$1,404,029	$1,119,075

Long-term liabilities:
Long-term debt	243,664	277,834
Notes payable	713,506	1,062,408
Total long-term liabilities	957,170	1,340,242
Total Liabilities	2,361,199	2,459,317

Shareholders' equity
Preferred stock , Authorized shares	2,706	2,278
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares 2011- 9,731,629, 2010- 3,744,143,respectively	28,558	25,192
Additional paid in capital	24,478,073	22,912,230
Accumulated deficit	(5,205,935)	(6,569,958)
Total shareholders' equity	19,303,402	16,369,742
Total liabilities and shareholders' equity	$21,664,601	$18,829,059

See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations

	Year ended	Year ended
	December 31, 2011	December 31, 2010
Revenues:
Vending Route	$964,990	$1,240,844
Manufacturing Machine Sales	8,673,347	3,592,705
Non-vending	662,058	824,593
Total revenues	10,300,395	5,658,142

Cost of vending products	585,303	534,147
Cost of manufacturing	3,231,697	1,004,421
Cost of non-vending	260,105	234,317
Cost of sales	4,077,105	1,772,885
Gross profit	6,223,290	3,885,257

Operating expenses:
General and administrative	3,697,022	2,828,598
Depreciation and amortization	915,045	740,221
Total operating expenses	4,612,067	3,568,819

Other income (expense):
Interest expense	247,200	294,247
Provision for Income Taxes	0	0
Total other income (expense), net
Net Income	$1,364,023	$22,191

Net income per share - basic	$0.05	$0.01
Net income per share - diluted	$0.05	$0.01
Weighted average shares outstanding	28,225,268	47,270,944

See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2009		2,033,333	2,200	2,718,925	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				859,511	808	814,723		815,531

Common stock issued for interest on notes payable				5,584	14	13,959		13,973

Issuance of preferred stock		244,798	78					78

Issuance of common stock for conversion of notes payable				160,123	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010							22,191	22,191

Balance at December 31, 2010		2,278,131	2,278	3,744,143	25,192	22,912,230	(6,569,958)	16,369,742

Issuance of common stock				5,535,165	798	142,857		143,655

Common stock issued for interest on notes payable				10,324	9	9,750		9,759

Issuance of preferred stock		428,107	428					428

Issuance of common stock for conversion of notes payable				441,997	2,559	1,413,236		1,415,795

Net Income (Loss) for the period ended December 31, 2011							1,364,023	1,364,023

Balance at December 31, 2011	*	2,706,238	2,706	9,731,629	28,558	24,478,073	(5,205,935)	19,303,402

See accompanying notes.

* Reflects forward split

AVT, Inc.
Consolidated Statements of Cash Flows

		December 31, 2011		December 31, 2010
Operating activities:
Net income		$1,364,023		$22,191
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		915,045		740,221
Changes in operating assets and liabilities:
Accounts receivable		(2,948,071)		(187,917)
Inventory		(819,633)		(1,500,310)
Accrued expenses and other assets		(506,728)		839,564
Accounts payable		771,367		(90,630)
Net cash used in operating activities		(1,223,997)		(176,881)

Investing activities
Purchases of property and equipment, net		(87,154)		(2,316,893)
Net cash used in investing activities		(87,154)		(2,316,893)

Financing activities
Net proceeds from payments on notes payable		(348,902)		(316,676)
Equipment Leases		(12,509)		25,833
Proceeds from the issuance of common stock		1,571,745		1,959,582
Net cash provided by (used in) financing activities		1,210,334		1,668,739

Net increase (decrease) in cash and cash equivalents		(100,817)		(825,035)
Cash, beginning of year		278,217		1,103,252
Cash, end of year		$177,400		$278,217

Supplemental disclosures of cash flow information:
Cash paid for interest		$247,200		$294,248
Income taxes	$		$

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

In April 2008, the Company acquired 100% of the outstanding common stock of AC Mexican Food, Inc. dba Jalapeno’s Mexican food restaurant. In March, 2012, the Company sold the Jalapenos Mexican food restaurant asset to an independent 3rd party.  AC Mexican Food, Inc. continues to operate by providing fresh Mexican foods to the Company’s vending machines.

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the year ended December 31, 2011

The Company has incurred losses at times. The Company’s ability to meet its future obligations is dependent upon the success of its products in the market and capital resources.  Until the Company’s products can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock.

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

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	December 31, 2011	December 31, 2010
Food products	$ 64,221	$ 74,830
Machine inventory	$1,505,403	1,511,236
Parts inventory	$1,756,998	$858,471
Restaurant	$114,764	$177,215
	$3,441,386	$2,623,861

Income Taxes

No provision for income taxes has been made for the year ended December 31, 2011 and 2010 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of payroll liabilities of $8,554, accounts payable of $782,618, investor notes of $545,000 and other current liabilities of $67,858.

Long Term Liabilities

Long term liabilities include investor notes of $713,506.  We have long term equipment leases totaling $243,664.

Lease Account	December 31 2011	March 2012
Falcon 241414	$ 9,643	$ 0
Falcon 21430	$ 9,597	$ 5,411
De Lage	$ 4,730	$ 0
Firestone 528916	$ 4,980	$ 0
Chrysler	$ 10,757	$ 6,723
GMAC 28777	$ 34,939	$32,027
GMAC 96864	$ 16,751	$ 14,956
GMAC 58335	$ 9,917	$ 8,500
America Leasing	$ 13,740	$ 9,833
Ally Financial	$ 31,133	$ 29,891
Firestone 40014	$97,477	$ 87,394
	$243,664	$194,735

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

As at December 31, 2010, the Company had 3,744,143 shares of its common stock issued and outstanding.

As at December 31, 2011, the Company had 9,731,629 shares of its common stock issued and outstanding.

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

For the quarter ended December 31, 2011, there were no issuances of Series A Convertible Preferred stock.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the year end December 31, 2011 and 2010, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

4.   Fixed Assets - Property and Equipment

Machines on location	$ 1,097,358
Restaurant equipment	$ 514,300
Building improvements	$ 360,070
Vehicles	$ 685,144
Furniture and equipment	$ 426,378
Manufacturing Machinery	$ 2,481,675
Kiosk/ Other	$ 300,366
Computer and software	$ 235,341
$6,100,633
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
10.  Subsequent Events

In April 2008, the Company acquired 100% of the outstanding common stock of AC Mexican Food, Inc. dba Jalapeno’s Mexican food restaurant. In March, 2012, the Company sold the Jalapenos Mexican food restaurant asset to an independent 3rd party.  AC Mexican Food, Inc. continues to operate by providing fresh Mexican foods to the Company’s vending machines.

11.  Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

12.  Restatement

The Company is consulting with its prior auditor to determine whether it is necessary to restate  prior year weight average shares and EPS.