Form 10-K/A
period 2011-12-31
AVT, Inc.
filed 2012-04-16
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment #1
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

Shannon Illingworth

Shannon Illingworth is the founder of AVT.  Over the past ten years, Mr. Illingworth has developed, led and set the course for this company that is now is producing over $10 million a year in sales.  Mr. Illingworth realized a few years ago that there were untapped opportunities in the market, and that the future of the company was in integrating technology to create a new breed of automated retailing system. Accordingly, he started the process to transform AVT by investing in research and development, which subsequently created several patented and patent-pending technologies.  Today, more than any other single individual, Shannon Illingworth is credited with inventing the Automated Retailing Industry.  Prior to founding AVT, Mr. Illingworth was the Vice President of Sales for one of the largest resellers of wireless services in the Western United States.

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	April 16, 2012

/s/ James Winsor James Winsor	Chief Executive Officer, Director	April 16, 2012

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

12.  Prior Period Adjustments and Restatement of Weighted Average Shares

The previously issued financial statements for 2010 have been restated.  Weighted average shares and net income per share (basic and diluted) were not properly calculated as required by GAAP.  The effect of the correction is as follows:

	As Previously Stated	As Corrected

Net income per share - basic	$0.02	$ -
Net income per share - diluted	$ 0.02	$ -

Number of Weighted Average Shares Outstanding	53,167,666	4,727,094