Form 10-Q
period 2012-03-31
AVT, Inc.
filed 2012-05-14
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2012, there were 10,160,987 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.

Consolidated Balance Sheets - Three months ended March 31, 2012 and December 31, 2011	2

Consolidated Statements of Operations - Three months ended March 31, 2012	3

Consolidated Statement of Shareholders' Equity	4

Consolidated Statements of Cash Flows - Three months ended March 31, 2012	5

AVT, Inc.
Consolidated Balance Sheet
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$664,265	$177,400
Accounts receivable,	3,267,832	4,048,946
Inventory, net	4,509,738	3,441,386
Other current assets	14,718	14,718
Total current assets	8,456,553	7,682,450

Property and equipment, net	4,035,034	4,519,711
Intangibles, net	9,244,715	9,352,467
Goodwill	1,048,865	1,048,865
Other assets	1,596,596	1,580,922
Less: accumulated depreciation	(2,637,012)	(2,519,814)
Total assets	21,744,751	21,664,601

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	489,088	782,617
Other current liabilities	761,918	621,412
Total current liabilities	$1,251,006	$1,404,029

Long-term liabilities:
	226,864	243,664
Notes payable	638,506	713,506
Total long-term liabilities	865,370	957,170
Total Liabilities	2,116,376	2,361,199

Shareholders' equity
Preferred stock , $.001 par value: Authorized Shares: 10,000,000;		2,706
Issued and outstanding shares of Preferred stock: 2,706,238
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares of Common Stock: 10,160,987	28,679	28,558
Additional paid in capital	24,577,774	24,478,073
Accumulated deficit	(4,980,784)	(5,205,935)
Total shareholders' equity	19,628,375	19,303,402
Total liabilities and shareholders' equity	$21,744,751	$21,664,601

See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations

	3 Months ended	Year ended
	March 31, 2012	December 31, 2011
Revenues:
Vending Route	$255,719	$964,990
Manufacturing Machine Sales	3,053,909	8,673,347
Non-vending	194,085	662,058
Total revenues	3,503,713	10,300,395

Cost of vending products	83,866	585,303
Cost of manufacturing	1,669,464	3,231,697
Cost of non-vending	114,764	260,105
Cost of sales	1,868,094	4,077,105
Gross profit	1,635,619	6,223,290

Operating expenses:
General and administrative	1,099,162	3,697,022
Depreciation and amortization	224,952	915,045
Total operating expenses	1,324,114	4,612,067

Other income (expense):
Interest expense	31,839	247,200
Restaurant Sale	(54,513)
Provision for Income Taxes	0	0
Total other income (expense), net
Net Income	$225,153	$1,364,023

Net income per share - basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01
Weighted average shares outstanding	26,209,744	28,225,268

See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2009		2,033,333	2,200	2,718,925	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				859,511	808	814,723		815,531

Common stock issued for interest on notes payable				5,584	14	13,959		13,973

Issuance of preferred stock		244,798	78					78

Issuance of common stock for conversion of notes payable				160,123	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010							22,191	22,191

Balance at December 31, 2010		2,278,131	2,278	3,744,143	25,192	22,912,230	(6,569,958)	16,369,742

Issuance of common stock				5,535,165	798	142,857		143,655

Common stock issued for interest on notes payable				10,324	9	9,750		9,759

Issuance of preferred stock		428,107	428					428

Issuance of common stock for conversion of notes payable				441,997	2,559	1,413,236		1,415,795

Net Income (Loss) for the period ended December 31, 2011							1,364,023	1,364,023

Balance at December 31, 2011	*	2,706,238	2,706	9,731,629	28,558	24,478,073	(5,205,935)	19,303,402

Issuance of common stock				307,510		99,701		99,701

Common stock issued for interest on notes payable				4,137				0

Issuance of preferred stock								0

Issuance of common stock for conversion of notes payable				117,711	120			120

Net Income (Loss) for the period ended March 31, 2012							225,152	225,152

Balance at March 31, 2012	*	2,706,238	2,706	10,160,987	28,678	24,577,774	(4,980,783)	19,628,375

See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows

		March 31, 2012		December 31, 2011
Operating activities:
Net income		$225,153		$1,364,023
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		224,952		915,045
Changes in operating assets and liabilities:
Accounts receivable		781,115		(2,948,071)
Inventory		(1,068,352)		(819,633)
Accrued expenses and other assets		140,506		(506,728)
Accounts payable		(293,530)		771,367
Net cash used in operating activities		9,844		(1,223,997)

Investing activities
Purchases of property and equipment, net		469,001		(87,154)
Net cash used in investing activities		469,001		(87,154)

Financing activities
Net proceeds from payments on notes payable		(75,000)		(348,902)
Equipment Leases		(16,801)		(12,509)
Proceeds from the issuance of common stock		99,821		1,571,745
Net cash provided by (used in) financing activities		8,020		1,210,334

Net increase (decrease) in cash and cash equivalents		486,865		(100,817)
Cash, beginning of year		177,400		278,217
Cash, end of year		$664,265		$177,400

Supplemental disclosures of cash flow information:
Cash paid for interest		$31,839		$247,200
Income taxes	$		$

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

During the quarter ended March 31, 2012, the Company sold it’s Jalapenos Mexican Food restaurant to an independent 3rd party.  AC Mexican Food, Inc. continues to operate by providing fresh Mexican foods to the Company’s vending machines.

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three months ended March 31, 2012.

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

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.  The Route also stocks the machines with change consisting of $14,718.

	March 31, 2012	December 31, 2011

Food products	$ 171,565	$ 64,221
Machine inventory	$1,756,912	$1,505,403
Parts inventory	$2,581,261	$1,756,998
Restaurant	0	$114,764

	$4,509,738	$3,441,386

Income Taxes

No provision for income taxes has been made for the three months ended March 31, 2012 and 2011 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of accounts payable of $489,088, investor notes of $545,000 and other current liabilities of $216,918.

Long Term Liabilities

Long Term Liabilities include long term equipment leases totaling $226,863.

Lease Account	March 31, 2012 ($)	December 31, 2011 ($)

Falcon 241414	0	9,643
Falcon 21430	5,411	9,597
De Lage	31,855	4,730
Firestone 528916	0	4,980
Chrysler	8,067	10,757
GMAC 28777	32,027	34,939
GMAC 96864	14,956	16,751
GMAC 58335	8,500	9,917
America Leasing	8,762	13,740
Ally Financial	29,891	31,133
Firestone 40014	87,394	97,477

	226,863	243,664

Long term liabilities include investor convertible promissory notes of $638,506.  The convertible promissory notes are convertible at the option of the holder, in whole or part, at any time from issuance date until up to twelve months from issue date, into such number of fully paid and non- assessable shares of common stock, as of such date that the holder elects to convert by (y) a number which is 75% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 12 months from the Issuance Date up to a date which is 24 months from the Issuance date a number which is 85% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 24 months from the Issuance Date up to the Maturity Date a number which is 90% of the average Closing Price for the immediate preceding 10 Trading Day.

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

As at March 31, 2012, the Company had 10,160,987 shares of its common stock issued and outstanding.

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

4.    Other Assets

Goodwill

Goodwill is the excess of cost over the fair value of net assets of businesses acquired.  Goodwill is not amortized but is evaluated for impairment as described below.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarter ended March 31, 2012 and year ended 2011, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

5.   Fixed Assets - Property and Equipment

Asset	Amount ($)

Machines on location	1,097,358
Restaurant equipment	0
Building improvements	360,070
Vehicles	680,144
Furniture and equipment	456,002
Manufacturing Machinery	2,481,675
Kiosk/ Other	321,041
Computer and software	235,341

5,631,631

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

6.   Intangible Assets

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

8.   Accounting

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

9.  Reclassification

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

Our Financial Statements are attached to the end of this Report.

Results of Operations

For the three months ended March 31, 2012, our net income has increased by $2,099,515, compared to the same period for the previous year.

Total revenues for the three months ended March 31, 2012, were $3,503,713 compared to total revenues of $1,404,198 for the three months ended March 31, 2011.  The increase in revenues is due increased manufacturing revenues of $2,099,515.  We attribute the increased manufacturing revenues to large orders of our custom kiosk’s.

For the three months ended March 31, 2012 we had revenues of $3,503,713, and total cost of goods and operating expenses of $3,278,560 for net income of $225,153.  This compares to the three months ended March 31, 2011 where we had $1,404,198 in total revenues, $1,394,282 in total costs of goods and operating expenses for a net income of $9,916.  We attribute the increase in net income for the three months ended March 31, 2012 to increased revenues from manufacturing machine/ kiosk sales. Our increased cost of goods sold for the three months ended March 31, 2012 was attributable to increased sales of our vending machines.

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

Our cost of goods and prices for our products remain relatively stable and we expect this trend to continue through the end of 2012.

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of March 31, 2012, we had $664,265 cash on hand.

At March 31, 2012, we had cash of $664,265 compared to cash of $177,400 at December 31, 2011.  We consider this increase in cash as significant for the current quarter.

For the three months ended March 31, 2012, our inventory increased compared to our ending inventory for the year ended December 31, 2011. At March 31, 2012, we had inventory of $4,509,738 compared to $3,441,386 at December 31, 2011.  This increase relates primarily to increased orders of vending machine/ kiosks.

The Company’s assets increased to $21,744,751 at March 31, 2012 compared to $21,664,601 at December 31, 2011.  This $80,150 increase in assets is primarily due to receivables.

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

During the quarter ended March 31, 2012, the Company sold it’s Jalapenos Mexican Food restaurant to an independent 3rd party.  AC Mexican Food, Inc. continues to operate by providing fresh Mexican foods to the Company’s vending machines.

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

Kiosk/ Game Trader Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our line of vending systems as well as being sold as self service or control center kiosks systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to be come a part of AVTi Media Network.  AVT engineered the Game Trader machine that will allow customers to buy video games as well as trade used games in for cash.

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

•  IVend: This is an ongoing development design that features a high-end dispensing center which combines our base cabinet with a creative front door design which includes interactive touch screens and a variety of other supported hardware.  The IVend also has its own software application program which is designed to provide a high degree of interactive and intuitive application to the user.

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
 A future goal of AVT is to complete and continue to refine application software that runs digital signage for the primary purpose of displaying paid advertisements.  Each system that is equipped with a PC and LCD display becomes a “node” on a digital network.  As the digital network expands, many thousands of vending systems and PDC’s can be part of nationwide advertising network which we believe will interest national advertisers.

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

Part II – Other Information

Item 1.   Legal Proceedings

We are not a party to any pending legal proceedings responsive to this Item Number.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended March  31, 2012.

Date of Sale	Price	Security
1/11/12	$10,000.00	Note
1/13/12	$10,000.00	Note
1/18/12	$10,000.00	Note
1/19/12	$25,000.00	Note
2/2/12	$20,000.00	Note
2/10/12	$10,000.00	Note
2/16/12	$50,000.00	Note
3/23/12	$10,000.00	Note

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

The notes bear annual cash interest of 10%, mature in three years and are convertible at the option of the holder, in whole or part, at any time from issuance date until up to twelve months from issue date, into such number of fully paid and non- assessable shares of common stock, as of such date that the holder elects to convert by (y) a number which is 75% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 12 months from the Issuance Date up to a date which is 24 months from the Issuance date a number which is 85% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 24 months from the Issuance Date up to the Maturity Date a number which is 90% of the average Closing Price for the immediate preceding 10 Trading Days.

We intend to use the proceeds from sale of our securities to purchase equipment for vending operations, vending machines, supplies and payroll for operations, professional fees, and working capital.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	May 9, 2012