Form 10-Q
period 2012-06-30
AVT, Inc.
filed 2012-08-20
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2012, there were 10,863,401 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, Inc.
Consolidated Balance Sheet
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$877,988	$177,400
Accounts receivable,	2,289,180	4,048,946
Inventory, net	6,402,120	3,441,386
Other current assets	14,718	14,718
Total current assets	9,584,006	7,682,450

Property and equipment, net	4,035,034	4,519,711
Intangibles, net	9,136,960	9,352,467
Goodwill	1,048,865	1,048,865
Other assets	1,867,814	1,580,922
Less: accumulated depreciation	(2,754,210)	(2,519,814)
Total assets	22,918,469	21,664,601

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	1,298,090	782,617
Other current liabilities	810,792	621,412
Total current liabilities	$2,108,882	$1,404,029

Long-term liabilities:
Long- term debt	185,902	243,664
Notes payable	597,500	713,506
Total long-term liabilities	783,402	957,170
Total Liabilities	2,892,284	2,361,199

Shareholders' equity
Preferred stock , $.001 par value: Authorized Shares: 10,000,000;	2,623	2,706
Issued and outstanding shares of Preferred stock: 2,623,257
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares of Common Stock:2012- 10,863,401, 2011- 9,731,629		28,558
Additional paid in capital	24,644,199	24,478,073
Accumulated deficit	(4,646,628)	(5,205,935)
Total shareholders' equity	20,026,185	19,303,402
Total liabilities and shareholders' equity	$22,918,469	$21,664,601

See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations

	3 Months ended	3 Months ended	6 Months ended	6 Months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Vending Route	$263,494	$244,016	$519,253	$466,495
Manufacturing Machine Sales	3,288,304	2,236,457	6,342,173	3,236,955
Non-vending	0	181,099	194,085	358,178
Total revenues	3,551,798	2,661,572	7,055,511	4,061,628

Cost of vending products	233,345	180,449	317,211	295,157
Cost of manufacturing	1,327,635	1,151,012	2,997,100	1,297,104
Cost of non-vending	0	72,876	114,764	137,434
Cost of sales	1,560,980	1,404,337	3,429,075	1,729,695
Gross profit	1,990,818	1,257,235	3,626,436	2,331,933

Operating expenses:
General and administrative	1,396,963	964,898	2,496,125	1,763,239
Depreciation and amortization	224,952	210,279	449,904	438,558
Total operating expenses	1,621,915	1,175,177	2,946,029	2,201,797

Other income (expense):
Interest expense	34,749	47,258	66,587	85,420
Restaurant Sale			(54,513)
Provision for Income Taxes	0	0	0	0
Total other income (expense), net
Net Income	$334,154	$34,800	$559,307	$44,716

Net income per share - basic	$0.01	$0.01	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01	$0.01	$0.01
Weighted average shares outstanding	27,099,146	31,592,804	26,118,485	31,592,804

See accompanying notes.

AVT, Inc.
Consolidated Statement of Shareholders' Equity

								Total
		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
		Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Equity
Balance at December 31, 2009		2,033,333	2,200	2,718,925	23,240	20,954,678	(6,592,149)	14,387,969

Issuance of common stock				859,511	808	814,723		815,531

Common stock issued for interest on notes payable				5,584	14	13,959		13,973

Issuance of preferred stock		244,798	78					78

Issuance of common stock for conversion of notes payable				160,123	1,130	1,128,870		1,130,000

Net Income (Loss) for the year ended December 31, 2010							22,191	22,191

Balance at December 31, 2010		2,278,131	2,278	3,744,143	25,192	22,912,230	(6,569,958)	16,369,742

Issuance of common stock				5,535,165	798	142,857		143,655

Common stock issued for interest on notes payable				10,324	9	9,750		9,759

Issuance of preferred stock		428,107	428					428

Issuance of common stock for conversion of notes payable				441,997	2,559	1,413,236		1,415,795

Net Income (Loss) for the period ended December 31, 2011							1,364,023	1,364,023

Balance at December 31, 2011	*	2,706,238	2,706	9,731,629	28,558	24,478,073	(5,205,935)	19,303,402

Issuance of common stock				307,510		99,701		99,701

Common stock issued for interest on notes payable				4,137				0

Issuance of preferred stock								0

Issuance of common stock for conversion of notes payable				117,711	120			120

Net Income (Loss) for the period ended March 31, 2012							225,152	225,152

Balance at March 31, 2012	*	2,706,238	2,706	10,160,987	28,678	24,577,774	(4,980,783)	19,628,375

Issuance of common stock				674,928	67	66,426		66,493

Common stock issued for interest on notes payable				5,279	5			5

Issuance of preferred stock		-82,981	-83					(83)

Issuance of common stock for conversion of notes payable				22,207	-2,759			-2,759

Net Income (Loss) for the period ended June 30, 2012							334,154	334,154

Balance at June 30, 2012	*	2,623,257	2,623	10,863,401	25,991	24,644,200	(4,646,629)	20,026,185

See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows

		June 30, 2012		December 31, 2011
Operating activities:
Net income		$334,154		$1,364,023
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation/ Amortization		224,952		915,045
Changes in operating assets and liabilities:
Accounts receivable		978,651		(2,948,071)
Inventory		(1,892,696)		(819,633)
Accrued expenses and other assets		48,874		(506,728)
Accounts payable		809,317		771,367
Net cash used in operating activities		503,252		(1,223,997)

Investing activities
Purchases of property and equipment, net		(271,217)		(87,154)
Net cash used in investing activities		(271,217)		(87,154)

Financing activities
Net proceeds from payments on notes payable		(41,006)		(348,902)
Equipment Leases		(40,961)		(12,509)
Proceeds from the issuance of common stock		63,656		1,571,745
Net cash provided by (used in) financing activities		(18,311)		1,210,334

Net increase (decrease) in cash and cash equivalents		213,724		(100,817)
Cash, beginning of year		664,265		278,217
Cash, end of year		$877,988		$177,400

Supplemental disclosures of cash flow information:
Cash paid for interest		$34,749		$247,200
Income taxes	$		$

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

Interim Financial Information

The accompanying audited consolidated financial statements of AVT, Inc. have been prepared in accordance with the United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three months ended June 30, 2012.

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

	June 30,2012	December 31,2011
	($)	($)

Food products	63,708	64,221
Machine inventory	2,649,055	1,505,403
Parts inventory	3,689,357	1,756,998
Restaurant	0	114,764
	6,402,120	3,441,386

Income Taxes

No provision for income taxes has been made for the three months ended June 30, 2012 and 2011 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

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

2.   Long- Term Debt/ Liabilities

Current Liabilities

Our current liabilities consist of accounts payable of $1,298,090, investor notes of $545,000 and other current liabilities of $265,792.

Long Term Liabilities

Long Term Liabilities include long term equipment leases totaling $185,902.

Lease Account	June 30, 2012 ($)	December 31, 2011 ($)
Falcon 241414	0	9,643
Falcon 21430	0	9,597
De Lage	27,593	4,730
Firestone 528916	0	4,980
Chrysler	0	10,757
GMAC 28777	29,115	34,939
GMAC 96864	16,153	16,751
GMAC 58335	7,083	9,917
America Leasing	0	13,740
Ally Financial	28,648	31,133
Firestone 40014	77,310	97,477
	185,902	243,664

Long term liabilities include investor convertible promissory notes of $597,500.  The convertible promissory notes are convertible at the option of the holder, in whole or part, at any time from issuance date until up to twelve months from issue date, into such number of fully paid and non- assessable shares of common stock, as of such date that the holder elects to convert by (y) a number which is 75% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 12 months from the Issuance Date up to a date which is 24 months from the Issuance date a number which is 85% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 24 months from the Issuance Date up to the Maturity Date a number which is 90% of the average Closing Price for the immediate preceding 10 Trading Day.

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

As at June 30, 2012, the Company had 10,863,401 shares of its common stock issued and outstanding.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the quarter ended June 30, 2012 and year ended 2011, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

5.   Fixed Assets - Property and Equipment

($)

Machines on location	1,097,358
Restaurant equipment	0
Building improvements	721,610
Vehicles	587,821
Furniture and equipment	456,002
Manufacturing Machinery	2,481,675
Kiosk/ Other	262,866
Computer and software	295,516
5,902,848

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

Results of Operations

For the three months ended June 30, 2012, our net income has increased by $299,355, compared to the same period for the previous year.

Total revenues for the three months ended June 30, 2012, were $3,551,798 compared to total revenues of $2,661,572 for the three months ended June 30, 2011.  The increase in revenues is due increased manufacturing revenues of $890,226.  We attribute the increased manufacturing revenues to large orders of our custom kiosk’s.

For the three months ended June 30, 2012 we had revenues of $3,551,798, and total cost of goods and operating expenses of $3,217,643 for net income of $334,154.  This compares to the three months ended June 30, 2011 where we had $2,661,572 in total revenues, $2,579,514 in total costs of goods and operating expenses for a net income of $34,800.  We attribute the increase in net income for the three months ended June 30, 2012 to increased revenues from manufacturing machine/ kiosk sales. Our increased cost of goods sold for the three months ended June 30, 2012 was attributable to increased sales of our vending machines.

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

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.  As of June 30, 2012, we had $877,988 cash on hand.

At June 30, 2012, we had cash of $877,988 compared to cash of $177,400 at December 31, 2011.  We consider this increase in cash as significant for the current quarter.

For the three months ended June 30, 2012, our inventory increased compared to our ending inventory for the year ended December 31, 2011. At June 30, 2012, we had inventory of $6,402,120 compared to $3,441,386 at December 31, 2011.  This increase relates primarily to increased orders of vending machine/ kiosks.

The Company’s assets increased to $22,918,468 at June 30, 2012 compared to $21,664,601 at December 31, 2011.  This $1,253,869 increase in assets is primarily due to receivables and building improvements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended June 30, 2012.

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

Item 4.  Mine Safety Disclosures

Not Applicable

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	August 16, 2012