Form 10-Q
period 2012-09-30
AVT, Inc.
filed 2012-11-30
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 30, 2012, there were 11,364,708 shares of our common stock were issued and outstanding.

Item 1.  Financial Statements

AVT, INC.
TABLE OF CONTENTS
Page No.

Consolidated Balance Sheets - September 30, 2012 (unaudited) and December 31, 2011	2

Consolidated Statements of Operations -Three Months Ended and Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)	3

Consolidated Statements of Cash Flows - Nine months ended September 30, 2012 (unaudited) and 2011 (unaudited)	4

AVT, Inc.
Consolidated Balance Sheets
	September 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and Cash equivalents	$728,118	$177,400
Accounts Receivable	2,067,774	4,048,946
Inventory	7,088,779	3,441,386
Other Current Assets	14,718	14,718
Total Current Assets	9,899,389	7,682,450

Property and Equipment, Net of accumulated depreciation of $2,871,408 and $2,519,814, respectively	3,085,656	3,580,819
Intangibles, net of accumulated amortization of $1,550,209 and $1,078,488, respectively	9,029,206	9,352,467
Goodwill	1,048,865	1,048,865
Total Assets	$23,063,116	$21,664,601

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts Payable	$828,547	$782,617
Related Party Payable	154,770	62,239
Shareholder Notes - current portion	781,000	545,000
Capital Leases- current portion	110,000	146,628
Other Current Liabilities	30,206	14,173
Total Current Liabilities	1,904,523	1,550,657

Long-term liabilities:
Capital Leases, less current portion	171,723	97,036
Shareholder Notes, less current portion	552,000	713,506
Total Long-term Liabilities	723,723	810,542
Total Liabilities	2,628,246	2,361,199

Shareholders' Equity
Preferred Stock , $.001 par value: Authorized Shares: 10,000,000;	2,665	2,706
Series A convertible 3,000,000 shares authorized: 2,665,598 and 2,706,238, respectively
Common Stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding shares of Common Stock:11,294,902, and 9,731,629, respecticely	11,295	9,731
Additional Paid in Capital	24,932,224	24,496,900
Accumulated (Deficit)	(4,511,314)	(5,205,935)
Total Shareholders' Equity	20,434,870	19,303,402
Total Liabilities and Shareholders' Equity	$23,063,116	$21,664,601

See accompanying notes.

AVT, Inc.
Consolidated Statements of Operations (unaudited)

	3 Months ended	3 Months ended	9 Months ended	9 Months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Vending Route	$267,624	$265,356	$786,876	$731,850
Manufacturing Machine Sales	3,546,134	1,773,723	9,888,308	5,021,175
Non-vending	-	158,320	194,085	516,498
Total revenues	3,813,758	2,197,399	10,869,269	6,269,523

Cost of Vending Products	88,535	146,864	405,746	442,022
Cost of Manufacturing	1,599,955	514,717	4,597,053	1,811,820
Cost of Non-vending		55,745	114,764	193,179
Cost of Sales	1,688,490	717,326	5,117,563	2,447,021
Gross Profit	2,125,268	1,480,073	5,751,706	3,822,502

Operating Expenses:
General and Administrative	1,721,861	894,254	4,217,986	2,667,990
Depreciation and Amortization	224,952	232,239	674,856	670,797
Total Operating Expenses	1,946,813	1,126,493	4,892,842	3,338,787

Other Income (Expense):
Interest Expense	43,142	96,001	109,730	181,420
(Loss) on Sale of Restaurant	-	-	(54,513)	-
Provision for Income Taxes	-	-	-	-
Total Other Income (Expense)	43,142	96,001	55,217	181,420
Net Income	$135,313	$257,579	$694,621	$302,295

Net income per share - basic	$0.01	$0.01	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01	$0.01	$0.01
Weighted average shares outstanding - basic	11,182,723	7,684,443	10,612,740	12,770,299
Weighted average shares outstanding - diluted	26,988,811	23,424,159	26,217,151	28,216,231
See accompanying notes.

AVT, Inc.
Consolidated Statements of Cash Flows (unaudited)
	September 30, 2012	September 30, 2011
Operating activities:
Net income	$694,621	$257,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	674,856	41,416
Stock compensation	57,562	-
Changes in operating assets and liabilities:
Accounts receivable	1,981,172	611,854
Inventory	(3,647,393)	(1,156,967)
Accounts payable	45,930	193,582
Related party payable	217,531	-
Other current liabilities	39,908	(164,115)
Net cash provided by (used in) operating activities	64,187	(216,651)

Investing activities
Proceeds from sale of restaurant	325,000	-
Purchases of property and equipment	(5,320)	139,115
Net cash provided by investing activities	319,680	139,115

Financing activities
Net proceeds from issuance on shareholder notes	304,904	(18,788)
Payments on capital leases	(138,053)	-
Issuance of equipment leases	-	71,528
Proceeds from the issuance of common stock	-	82,684
Net cash provided by financing activities	166,851	135,424

Net increase in cash and cash equivalents	550,718	57,888
Cash and cash equivalents, beginning of year	177,400	157,631
Cash and cash equivalents, end of period	$728,118	$215,519

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,142	$116,001
Income taxes	$-	$-

Supplemental disclosures of investing and financing noncash information:
Shareholder notes converted into shares of common stock	$364,000	$-
Equipment purchased through capital leases	$176,112	$-
Payment of related party payables through issuance of preferred stock	$125,000	$-
Preferred shares connverted into shares of common stock	$994	$-
Payment of interest through issuance of common stock	$23,875	$-

See accompanying notes.

AVT, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

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

Interim Financial Information

The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements at that date, but this report does not include all information and footnotes required by U.S. GAAP for complete audited financial statements.  The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the SEC pursuant to Item 210 of Regulation S-X promulgated by the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, including the summary of significant accounting policies, included in the Company’s Form 10-K for the year ended December 31, 2011.  Unless otherwise noted, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s net income.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.  Cash equivalents are comprised of certificates of deposit.  The Company maintains its cash in bank accounts, which may exceed federally insured limits at times.

Concentrations

During the three and nine months ended September 30, 2012 and 2011, the Company had two customers which individually accounted for 10% or more of total revenue for the year.  Customer A accounted for 58% and 43%, respectively, and Customer B accounted for 12% and 39%, respectively, of total revenue.  Customer A accounted for 48% and 58%, respectively, and Customer B accounted for 23% and 27%, respectively, of accounts receivable as of September 30, 2012 and December 31, 2011.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid balances. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends.  The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts.  The Company offers extended payment terms to certain customers for equipment sales. The Company provides an allowance for credit losses as discussed above extended receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. All accounts are considered collectible as of September 30, 2012 and December 31, 2011.  No write offs were recorded for the three and nine months ended September 30, 2012 and 2011.

Revenue Recognition

The Company records revenue when it is realized, or realizable, and earned.  The company considers these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collect ability is reasonably assured.

Inventory

Inventory consists of finished goods and vending products.  The Company’s inventory is stated at the lower of cost (average cost basis) or market.

	September 30, 2012	December 31, 2011
Food products	$ 60,021	$ 64,221
Machine inventory	3,041,865	1,505,403
Parts inventory	3,986,893	1,756,998
Restaurant	-	114,764
	$7,088,779	$3,441,386

Property and Equipment

	September 30, 2012	December 31, 2011
Machines on location	$ 1,097,358	$ 1,097,358
Restaurant equipment	-	514,300
Building improvements	721,610	360,070
Vehicles	637,538	685,144
Furniture and equipment	456,002	426,378
Manufacturing Machinery	2,481,675	2,481,675
Kiosk/ Other	262,866	300,366
Computer and software	300,016	235,341
Accumulated depreciation	(2,871,408)	(2,519,814)
	$3,085,656	$3,580,819

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the nine months ended September 30, 2012 and year ended 2011, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

Income Taxes

No provision for income taxes has been made for the nine months ended September 30, 2012 and 2011 given the Company’s losses in prior years and available net operating loss carry forwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carry forwards in any year or in total may be limited by provisions of the Internal revenue Code regarding changes in ownership of corporations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable as of September 30, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2012 and December 31, 2011 due to their short maturities.

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP on the Company’s financial statements.  The following are recent accounting pronouncements adopted by the Company:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. On January 1, 2012, the Company adopted ASU 2011-04 and does not anticipate that it will materially expand its consolidated financial statement footnote disclosures or have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASC Topic 220”): “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  On January 1, 2012, the Company adopted ASU 2011-05 and does not anticipate that it will have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

2.   Related Party Payable

A company, that is a major shareholder and related party, loans the Company funds to assist in cashflow.  There is no formal agreement between the parties. Advances totaling $365,000 were received from the related party for the nine months ended September 30, 2012. Payments totaling $89,531 were made to the related party.  A $125,000 payment was made through the issuance of shares of common stock.  At September 30, 2012 and December 31, 2011, the Company owed the related company $154,770 and $62,259, respectively.

3.   Long- Term Debt

Equipment  Leases

	September 30, 2012	December 31, 2011
Falcon 241414	$ -	$ 9,643
Falcon 21430	-	9,597
De Lage	23,536	4,730
Firestone 528916	0	4,980
Chrysler	0	10,757
Ally 28777	25,975	34,939
GMAC 96864	-	16,751
Ally 58335	-	9,917
America Leasing	-	13,740
Ally 74775	27,405	31,133
Firestone 40014	67,226	97,477
Firestone 537668	87,275	-
Toyota 3369	23,858	-
Toyota 3352	26,448	-
	$281,723	$243,664
Current portion	(110,000)	(146,628)
Longterm portion	$171,723	$97,036

Shareholder Notes

Shareholder notes consist of investor convertible promissory notes of $1,333,000.  The convertible promissory notes are convertible at the option of the holder, in whole or part, at any time from issuance date until up to twelve months from issue date, into such number of fully paid and non- assessable shares of common stock, as of such date that the holder elects to convert by (y) a number which is 75% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 12 months from the Issuance Date up to a date which is 24 months from the Issuance date a number which is 85% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 24 months from the Issuance Date up to the Maturity Date a number which is 90% of the average Closing Price for the immediate preceding 10 Trading Days.

Future Maturities

	Capital Leases	Shareholder Notes
2013	$110,000	$ 781,000
2014	103,097	50,000
2015	36,313	502,000
2016	14,533	-
2017	11,739	-
Thereafter	6,041	-
	$281,723	$1,333,000

4.   Shareholders’ Equity

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

On January 17, 2012, the Company issued 1,278 shares of common stock for interest totaling $1,500 due on shareholder notes.

On January 26, 2012, the Company issued 2,895 shares of common stock for interest totaling $3,250 due on shareholder notes.

On February 9, 2012, a $10,000 shareholder note was converted into 8,323 shares of common stock.

On March 2, 2012, several shareholder notes totaling $115,000 were converted into 99,076 shares of common stock.

On March 2, 2012, stock warrants valued at $362,500 were exercised for 303,850 shares of common stock for compensation of employees and related party consulting services.

On March 16, 2012, a $20,000 shareholder note was converted into 10,312 shares of common stock.

On April 4, 2012, a preferred stock shareholder converted 82,981 preferred shares into 497,888 shares of common stock.

On April 9, 2012, the Company issued 877 shares of common stock for interest totaling $1,500 due on shareholder notes.

On May 4, 2012, the Company issued 1,637 shares of common stock for interest totaling $3,250 due on shareholder notes.

On May 11, 2012, the Company issued 2,096 shares of common stock for interest totaling $5,000 on shareholder notes.

On June 5, 2012, a $25,000 shareholder note was converted into 22,207 shares of common stock.

On June 5, 2012, the Company issued 1,951 shares of common stock for interest totaling $2,625 due on shareholder notes.

On June 20, 2012, the Company issued 814 shares of common stock for interest totaling $1,250 due on shareholder notes.

On July 19, 2012, the Company issued 2,184 shares of common stock for interest totaling $3,000 on shareholder notes.

On July 19, 2012, three shareholder notes totaling $85,000 were converted into 68,066 shares of common stock.

On July 23, 2012, a preferred stock shareholder converted 82,659 preferred shares valued at a $1.00 per share into 495,954 shares of common stock.

On August 8, 2012, the Company issued 38,400 shares of common stock for management and consulting services totaling $57,600.

On August 23, 2012, the Company issued 1,841 shares of common stock for interest totaling $2,500 on shareholder notes.

Preferred Stock

For the quarter ended June 30, 2012, there were 82,981 shares converted of Series A Convertible Preferred stock.

For the quarter ended September 30, 2012, we issued Worth, Inc. a total of 125,000 shares of our Series A Convertible Preferred stock valued at $1.00 per share or $125,000 as partial payment of note.

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

5.   Commitments and Contingencies

Leases

The Company has an operating lease in connection with its office space. The future commitments are as follows:

2013	$ 17,292
2014	17,820
2015	4,488
$39,600

6.   Restaurant Sale

In March, 2012, the Company sold its Jalapenos Mexican Food restaurant to an independent third party for $325,000.  AC Mexcian Food, Inc. continues to operate by providing fresh Mexican foods to the Company’s vending machines.  The Company recognized a $54,513 loss on the sale.

7.   Subsequent Events

The Company has evaluated events and transactions that occurred between September 30, 2012 and the date the financial statements were available for issue, for possible disclosure or recognition in the financial statements.

Two shareholder notes totaling $75,000 were converted into 63,517 shares of common stock.

The Company issued 6,289 shares of common stock for payment of interest on shareholder notes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company.  For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate”, “could”, “should”, “would”, “likely”, “may”, “will”, “plan”, “intend”, “believes”, “expects”, “anticipates”, “projected”, or similar expressions.  Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and was derived using numerous assumptions.  For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.

Our Financial Statements are attached to the end of this Report.

Results of Operations

Total revenues for the nine months ended September 30, 2012, were $10,869,269 compared to total revenues of $6,269,523 for the nine months ended September 30, 2011.  The increase in revenue of $4,599,746 is due to manufacturing sales.  We attribute the increased manufacturing revenues to large orders of our custom kiosks.

For the nine months ended September 30, 2012, cost of goods totaled $5,117,563 compared to the nine months ended September 30, 2011 of $2,447,021.  This increase in cost of goods of $2,670,542 is due to the increased quantity of custom orders of machines and kiosks.

For the nine months ended September 30, 2012, operating expenses were $4,892,842, this compares to the nine months ended September 30, 2011 where we had $3,338,787 in operating expenses. We attribute the increase in operating expenses of $1,554,055 for the nine months ended September 30, 2012 to increased general and administration expenses.  The $226,000 increase was related to freight and shipping due to over seas shipping.  The $68,000 increase in automobile is due to added auto’s for service calls and gas price increases.  We had $102,000 increase for additional offices and the set up.  Marketing increased by $105,000 due to the making of commercials and advertising.  We attribute the increase in rent of $56,000 due to the added space.  The addition of wireless cards for kiosk units increased out telephone by $118,000 and $673,000 increase related to increase in staffing and utilization of outside services.

For the nine months ended September 30, 2012, net income  was $694,621 compared to the nine months ended September 30, 2011, of $302,295. The increase in net income of $392,326 is the result of an increase in manufacturing revenues as a result of large orders of custom kiosks.

Total revenues for the three months ended September 30, 2012, were $3,813,758 compared to total revenues of $2,197,399 for the three months ended September 30, 2011.  The increase in revenue is due to manufacturing sales. We attribute the increased manufacturing revenues to large orders of our custom kiosks.

For the three months ended September 30, 2012, cost of goods totaled $1,688,490 compared to the three months ended September 30, 2011 of $717,326.  This increase in cost of goods of $971,164 is due to the increased quantity of custom orders of machines and kiosks.

For the three months ended September 30, 2012, operating expenses were $1,946,813, this compares to the three months ended September 30, 2011 where we had $1,126,493 in operating expenses.  We attribute the increase in operating expenses for the three months ended September 30, 2012 to increased general and administration expenses. The increase of $61,000 in freight and shipping is due to over seas shipping.  We had an increase of $45,000 in office supplies related to increase of employees and offices. Our rent increased by $32,000 due to added warehouse space.  The increase in telephone of $27,000 is due to added phone lines and wireless card’s and $394,000 increase was related to increased staffing and utilization of outside services.

For the three months ended September 30, 2012, net income was $135,313 compared to the three months ended September 30, 2011, of $257,579. The decrease in net income of $122,266 is the result of increased cost of goods and operating expenses.

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

Liquidity and Capital Resources

We have historically financed operations through a combination of cash on hand, cash provided from operations and the sale of our securities.

Working Capital

	At September 30, 2012	At December 31, 2011
Current Assets	$9,899,389	$7,682,450
Current Liabilities	$1,904,523	$1,550,657
Working Capital	$7,994,866	$6,131,793

These numbers reflect our transitioning several major projects from the development and pilot phase, in to actual production.

AVT has a commitment to developing custom-designed systems that fit the specific needs of our customers. Accordingly, we often spend months in development, fine-tuning all aspects of a system - from graphics to software to the customer interface.  After initial development, we move this approved system into a pilot program, where field-testing and consumer feedback can be obtained. Only after the successful outcome of this lengthy process do we begin full-scale production.

Accordingly, our inventory has grown considerably as we moved into production on several large programs. The inventory is shipped and invoiced as quickly as possible following final assembly and inspection.

The Company

AVT, Inc. is an innovative developer, manufacturer and vending operator of technology based product dispensing solutions and equipment that is in the process of revolutionizing convenience food access and food product dispensing.  With extensive experience in the vending machine industry, AVT combines vast market knowledge and strong customer relationships with best-in-class technologies to dramatically improve the values delivered to consumers.

AVT’s designs are innovative and exploit the use of integrated PCs.  As a design manufacturer, creator of specialty application software and integrator of technology, our company defines the cutting edge of the vending and dispensing industry.  We are positioned us as a leader and industry innovator.  We currently have vending systems throughout the Los Angeles, Orange and Riverside, California counties.  It is our vending operation experience over the past years that adds a distinctive advantage and contributes to our overall success as a manufacturer and leader of technology based vending products

We were originally incorporated under the laws of the State of Delaware on February 25, 1969 as Infodex, Incorporated.  In October, 2005, we acquired Automated Vending Technologies, Inc., a Nevada corporation and began focusing our business on vending operations. In December, 2006 we merged our operating wholly owned subsidiary into the parent company and in January of 2008, we changed our state of domicile to the State of Nevada and renamed the company to “AVT, Inc.”  We operate in the State of California as “AVT Vending, Inc.”.

Our Products

We have a family of products which are geared towards improving the experience of consumers, establishments, and operators in the convenience food, digital signage and product dispensing industry.

Automated Express Market

We have developed and created an Automated Express Market (AEM™) system which is a Controlled Access Cabinet system. These custom built wood and steel based cabinets are PC based and designated for use in specialized locations such as hotels, Inns, c-stores, malls and retail stores that are limited in the ability to effectively sell and market food, and carry convenience items or higher priced items which are subject to pilfering. The cabinets can be merchandised to dispense more than seventy-two selections including snacks, hot meals, ice cream, alcoholic and non-alcoholic beverages as well as personal amenities such as sunscreen, toothpaste, and brushes.  They can also be configured for high ticket items such as cell phones, digital cameras, mp3 players, personal electronic devises and more. The AEM™ system gives the hotel’s customers the convenience of billing directly to their room through touch screen pin technology so they do not have to carry cash or coin to make purchases. The system automatically posts the charge to the guest’s account by utilizing touch screen vending (TSV™) and multi-payment capabilities. AEM™ cabinets have multiple payment options built in that include touch screen payment technology, credit/debit acceptors and smart card readers.   We are currently exploring opportunities with many limited service hotel chains in the U.S., a market that totals more than 50,000 establishments as well as c-stores, retail stores and shopping malls.

Media Advertising

We have developed a software product called AVTi Media™ which enables an advertising medium (player) to be added to virtually any of AVT designed systems including AEM™ cabinets and all four next generation vending and product dispensing systems.  By incorporating AVTi Media, we allow the consumer to view the media, advertising or hotel messaging while they make their selections.  AVTi Media can generate advertising revenue for owners and operators in many settings such as conference rooms, hotel lobbies, airport terminals, restaurants, car rental outlets and surgery center waiting rooms.  By having vending machines in prominent locations within major companies, the vending operator “owns” the valuable advertising space that can be used to generate advertising revenue through the Digital TV Message Board or (DTVMB) technology.  Our Vending Management System software enables the management of machine inventory, repairs, collections and advertising through remote access. VMS™ enables owners/operators to reduce costs and increase profits by enabling real time access to inventory levels, system status, machine service and daily receivables with little to no machine down time.

Vending Management System™ (VMS)

Our VMS  is another AVT developed software product that allows us to remotely view  information for each machine to help plan for daily replenishment, sales statistics and alerts of system malfunctions to operators as well as defect history for each machine by means of software error log files. This technology increases operational efficiency of vending operations and helps to prevent inventory shrinkage and skimming, both major control issues in the vending industry. A key differentiator relative to the offerings of other established players in the vending machine management space is that our VMS solution works via a DSL line cellular modem or Internet Wi-Fi and are substantially less expensive to own and operate than competing systems that do not use the internet for bi-directional transmission of vending system data.  VMS currently holds a Patent pending.

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

During the sensing period of time, the VSS circuitry uses an auto-calibrated ultrasonic beam to detect if an object of just about any size, form or shape (designed for detection of any object that can be vended) has fallen into the detectable space of the customer product delivery bin.  If an object (vended product) enters the detectable vending space, the VSS circuitry detects the object and in turn sends a “detected” signal to the Control Electronics.  If the VSS circuitry does not detect an object has entered the customer delivery bin space within the allotted empirical time frame, the VSS circuitry returns a command signal to the control electronics stating “no vend object detected”.  It is the control electronics responsibility to determine the next appropriate action to take.

This invention for product detection provides many distinct and exciting advantages over conventional detection.  First and foremost, the VSS is calibrated to “look” across the entire cross-sectional area of the delivery bin.  This is a primary advantage over the conventional light beam detection method.  The detection system is compatible in cost to that of traditional vending detection systems.  The self calibration mode allows the system to be able to retrofit into other vending systems with minimal modification needed.

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

Kiosk/ Game Trader Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our line of vending systems as well as being sold as self service or control center kiosk systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to become a part of AVTi Media Network.  AVT engineered the Game Trader machine that will allow customers to buy video games as well as trade used games in for cash.

Media Products

Our Media Product Technology effort is focused on the design and enhancement of our AVTi Media products.  The AVTi Media products are integrated into our base systems and also sold to other vending manufacturers.

•  AVTi Media Administer:  This program is designed to manage and administer all aspects and features of our digital signage program.  The Media Administrator allows a remote operator to create, manage, update and schedule ads that will play on LCD displays which have been integrated into vending systems.

•  AVTi Media Client: This program is designed to be located on the vending system’s integrated PC and has the priority of playing the ad “play list”.  This client software also uses prescheduled times to monitor the server to “update” the playlist as required.

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

In addition, we have a variety of ongoing hardware and software R&D projects which are at various stages of development.  The following is a brief list of some of our non-confidential R&D efforts:

MDB – PC Software Interface DEX to PC software Interface MDB to USB Hardware Device DEX to Radio Controller PCB X – Y Dispensing Center Design	VMSII – Hardware/Server/Software Project VMS – Drop Sensing efforts AEM Cabinet Design Multiple All-In-One PC/LCDDisplays Designs Multiple Custom Dispensing Projects

The expense of complying with environmental regulations is of minimal consequence.

Patent Pending

Multimedia System, Method for Controlling Vending Machines
Serial Number 11-588,422
(Filed:  October 27, 2006)

Conventional control of vending systems is typically done by using a system control board consisting of a PWB (printed circuit board) and a microcontroller supported by a group of discrete electronic components.  These system components are used to control the various system functions of a vending machine (i.e. spinning of auger motors, control of bill and coin acceptors, LED display feedback, etc.).

Our invention of Touch Screen Vending or TSV has redefined the conventional method of vending machine control.  TSV empowers the use of a multimedia PC and a color touch LCD display to virtually control the complete operation of the vending machine.  The PC stores a database software program containing all desired products to vend with an associated color digital image of each item.  A second application program displays the color image of the intended items to vend in the exact format as seen through the glass front of the vending machine.  The PC also controls the collection of currency (i.e. bill acceptor, coin acceptor, credit card reader) in place of the vending machines control board.  I/O (input/output) ports from the PC are used to interface to the vending machine control board and all aspects of operation of the vending machine is under complete control by a multimedia PC coupled with the touch screen LCD.

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

With our Vend OS we can:  manipulate product prices; turn the machine off and on, turn the compressor off and on, manipulate the change returned, manipulate the system clock, and read the machine’s state from the MDB interface and motor/auger control.

Our Nano-ITX computer includes an optional 7 inch touch wide screen LCD, a flash ROM that runs Microsoft Embedded System, a MDB to RS-232 interface board that connects from a VMC board to the PC serial port, motor driver printed circuit board and a PCMCIA modem that allows wireless internet connection as a typical system but control for any variety of input or output devices are part of the scalable system.

The effects of existing or probable government regulations are minimal.

Additional information

The Company currently has approximately 30 full time employees and 5 part-time employees.  We also allow and utilize the services of independent contractors.

Vending Machine Manufacturing, Sales and Placements

We currently manufacture next generation refrigerated and high capacity snack machines as well as standard and customized product dispensing systems. These machines have been designed to meet or exceed our specific performance specifications and give us the ability to minimize costs traditionally associated with purchasing new equipment.  The manufacturing of our own equipment also allows us to incorporate our technology into the systems during production reducing the costs associated with retrofitting units. We sell these systems directly to distributors, vending operators and end users located primarily throughout the United States, Canada and Mexico. We believe that we are currently the only manufacturing entity with this capability in the vending industry, giving us a tremendous lead and advantage over our competition.

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

Through the design and manufacturing of vending and product dispensing systems using new technologies, we have become a vendor of equipment for the entire gamut of food and high priced consumer electronics and dispensed items. Our company can produce machines that are far less expensive, are less power demanding and have multi-pay options that far exceed the traditional market standard.  As a result, we have the opportunity to grow both the mainstream and the specialty segment of the vending machine manufacturing and operations business.  We also have the opportunity a major equipment provider to other distributors, all without a heavy capital investment.

Business Strategy

Manufacturing Capabilities

AVT is a full service developer and manufacturer of highly integrated vending and product dispensing systems.  Over the past several years, AVT has assembled an integrated team of experienced engineers and qualified technicians and software programmers to develop proprietary technology based solutions.  Our solutions are comprised of original and inventive technology that is integrated into a line of sophisticated self service products.  At the heart of our business is our engineering, manufacturing and creatively inventive and functional application software for use on our AVT designed and manufactured systems.

Design:  AVT employs a complete design team.  Our engineers use creative tools such as “Solid Works” to develop and generate CAD drawings used by our local manufacturing partners as well as our OEM manufacturer in China to produce our state of the art vending systems components, shipped to our 50 thousand square foot facility in Corona, California for integration, assembly, final testing and deployment.

A multitude of electrical and software tools are also used to create AVT’s proprietary control boards, sensors, and firmware used by all AVT branded product.

Software Development:  We also employ a complete software design and development team.  Our software products are a key factor to the success, functional operation and financial position of the company.  AVT owned Intellectual Property supports our proprietary software products, which are sold as a licensed part of every system AVT sells, that can be integrated with an optional PC.  We design our software products using today’s state-of-the-art high level programming environments which produce effective and efficient software programs that are highly flexibly and user friendly, while maintaining the elevated degree of complexity and inventiveness that yield a superior and competitive product.

Future Goals

In addition, our PDC systems can dispense a variety of snack items and non-food items such as cell phones, MP3 players, digital cameras, DVDs, consumer electronics and accessories.  We will also focus on “Themed” systems to dispense products such as tee-shirts, promotional items, perfumes, contact lenses and just about any product our customers have a location and market for.  Our “Themed” systems are of exceptional interest to our direct end customers as the products these systems dispense result in higher profit margins.

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

Off-Balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements.

Foreign Currency Transactions

None.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize sensitive instruments subject market risk in our operations.  In the event that we borrow money for our operations, our principal exposure to financial market risks is the impact that interest rate changes could have on our loans.

Item 4.   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a  et seq.  and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer, James Winsor, and Chief Financial Officer, Natalie Russell, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report September 30, 2012 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

As of November 30, 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2011 on April 12, 2012, with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties, reporting channels and accounting policies.

Our independent registered public accountanting firm, StarkSchenkein, LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, StarkSchenkein, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended September 30, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II – Other Information

Item 1.    Legal Proceedings

We are not a party to any pending legal proceedings responsive to this Item Number.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following unregistered securities to accredited investors for the quarter ended September 30, 2012.

Date of Sale	Price	Security
7/11/12	$10,000.00	Note
7/12/12	$10,000.00	Note
7/29/12	$10,000.00	Note
8/10/12	$10,000.00	Note
8/15/12	$10,000.00	Note
9/10/12	$10,000.00	Note
9/18/12	$12,000.00	Note
9/24/12	$25,000.00	Note
9/25/12	$50,000.00	Note

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	November 30, 2012