Form 10-Q/A
period 2012-09-30
AVT, Inc.
filed 2012-12-05
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment #1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended September 30, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Signatures	Title	Date

/s/ Natalie Russell Natalie Russell	Secretary, Chief Financial Officer Principal Accounting Officer Director	December 4, 2012