Form 10-K
period 2012-12-31
AVT, Inc.
filed 2014-10-27
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-53372

AVT, INC.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [ X ]
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []  No [X]

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes [X]  No []

Note – Checking in the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act form their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []  No [X]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes []  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $46,791,073 based upon the June 30, 2014 closing price as quoted on Yahoo/Finance.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 23, 2014, there were 21,013,662 shares of our common stock were issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE:  None
NOTICE: THE FINANCIAL STATEMENTS CONTAINED IN THIS FORM 10-K HAVE NOT BEEN AUDITED.  THE COMPANY INTENDS TO FILE AN AMENDED FORM 10-K AS SOON AS THE AUDIT OF THE COMPANY’S FINANCIAL STATEMENTS HAS BEEN COMPLETED

PART I

Item 1. Business

The Company

We were originally incorporated under the laws of the State of Delaware in February 1969.  In January 2008 we changed our name to AVT, Inc., and changed our state of incorporation to Nevada. AVT was originally founded as a vending route company and this “boots-on-the-ground” knowledge and network is key to AVT’s transformation to a leader in the automated retailing industry. The company spent several years designing their own proprietary systems, which are now patented and patent pending, to provide a superior customer experience.

AVT’s goal is to lead the retailing revolution by designing systems that enable retailers to increase customer convenience, sell more products, reduce labor, cut theft, control inventory, and improve revenues. We strive to help people reach the “American Dream” of owning a business by making it easy to own an automated micro-store that can sell virtually anything, anywhere. We offer wireless remote management of systems, touch screen displays, and an integrated advertising network built into each machine.

AVT is the first company to incorporate high technology, computers and the Internet into vending, have coined the term ''Automated Retailing,'' and have changed the way people purchase products.  Our systems have garnered international acclaim, including carpet cleaning kiosks, caviar stores, prescription medicine vending systems, Marley Coffee automated stores, Quicksilver boutiques, and more.

AVT is well diversified and has five revenue-generating divisions. Each division provides revenue streams, gives us a competitive edge, and allows our customers to enjoy “one-stop shopping” due to our ability to handle all aspects of automated retailing - from concept to completion.  AVT’s business units are:

1. Automated Retailing design and development: We custom create systems that meet virtually any automated retailing goal. Our proprietary software and unique integration of technologies is industry-leading.

2. Company owned high demand systems: We are not only a manufacturer, we are also a customer. We are on schedule to build and deploy over 1,000 company owned systems, providing steady cash flow and revenues.

3. Leasing and Financing: We help our customers get the systems they need by offering a progressive leasing and finance program. This allows us to help entrepreneurs get started while our surplus cash generates more profit.

4. Licensing Technologies: AVT has a U.S. Patent on the wireless control of vending and automated retailing systems. We plan on working with other manufacturers and operators to use our technology in a mutually beneficial manner.

5. Media Advertising: AVT has developed patent-pending technologies and proprietary systems that provide streaming digital advertising on every unit in our digital network. AVT’s digital advertising network starts with our systems, which can be sold with a full color graphics LCD display integrated into the unit. Controlled by the integrated PC, these displays give us the ability to offer advertising “direct to consumer” right at the point of purchase. Our proprietary system also allows advertisers to offer coupons via text messages directly to consumers, providing added value to the customer, and instant tracking ability to the seller.

Our Products

AVT has created smart technologies that have re-defined the vending industry. We have a family of products and technologies, which are geared towards improving the experience of consumers, establishments, and operators in the convenience food, digital signage and product dispensing industry.

Automated Express Market

We have developed and created our Automated Express Market (AEM™) system, which is a Controlled Access Cabinet system. These custom built wood and steel based cabinets are PC based and designated for use in specialized locations such as hotels, Inns, c-stores, malls and retail stores that are limited in the ability to effectively sell and market food, and carry convenience items or higher priced items which are subject to pilfering. The cabinets can be merchandised to dispense more than seventy-two selections including snacks, hot meals, ice cream, alcoholic and non-alcoholic beverages as well as personal amenities such as sunscreen, toothpaste, and brushes.  They can also be configured for high-ticket items such as cell phones, digital cameras, mp3 players, personal electronic devises and more. The AEM™ system gives the hotel’s customers the convenience of billing directly to their room through touch screen pin technology so they do not have to carry cash or coin to make purchases. The system automatically posts the charge to the guest’s account by utilizing touch screen vending (TSV™) and multi-payment capabilities. AEM™ cabinets have multiple payment options built in that include touch screen payment technology, credit/debit acceptors and smart card readers.   We are currently exploring opportunities with many limited service hotel chains in the U.S., a market that totals more than 50,000 establishments as well as c-stores and retail stores and shopping malls.

Media Advertising

We have developed a software product called AVTi Media™, which enables an advertising medium (player) to be added to virtually any of AVT designed systems including AEM™ cabinets and all four next generation vending and product dispensing systems.  By incorporating AVTi Media, we allow the consumer to view the media, advertising or hotel messaging while they make their selections.  AVTi Media can generate advertising revenue for owners and operators in many settings such as conference rooms, hotel lobbies, airport terminals, restaurants, car rental outlets and surgery center waiting rooms. By having vending machines in prominent locations within major companies, the vending operator “owns” the valuable advertising space that can be used to generate advertising revenue through the Digital TV Message Board or (DTVMB) technology.  Our Vending Management System software enables the management of machine inventory, repairs, collections and advertising through remote access. VMS™ enables owner/operators to reduce costs and increase profits by enabling real time access to inventory levels, system status, machine service and daily receivables with little to no machine down time.

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

Vend Sensing System (VSS)

We have developed, and have a patent pending, on our VSS product to provide a surefire solution for detecting all vended items.  The VSS was developed specifically to detect a vending type of product that has dropped from one of the dispensing columns directly above the sensing system and has fallen into the customer delivery bin at the base of the vending system.

The VSS is coupled directly with the vending system control electronics.  The VSS circuitry is disabled until the vending system control electronics has received payment.  Once payment has been received and the vending system starts the dispensing process, the control electronics enables the VSS circuitry to detect product, which has been dispensed and has dropped into the delivery bin below.  During this sensing period, the VSS circuitry is only enabled for the time period taken to detect that a vendible product has fallen into the delivery bin.

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

This invention for product detection provides many distinct and exciting advantages over conventional detection.  First and foremost, the VSS is calibrated to “look” across the entire cross-sectional area of the delivery bin.  This is a primary advantage over the conventional light beam detection method.  The detection system is compatible in cost to that of traditional vending detection systems.  The “self- calibration mode” allows the system to be able to retrofit into other vending systems with minimal modification needed.

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

IVIDS: Interactive Video Downloading and Product Dispensing System.

AVT has developed a proprietary system to incorporate advertising and text messaging in a product dispensing system. By incorporating a second video screen into our product line, we drive consumer awareness for products being dispensed. The opportunity also exists for third-party vendors to increase brand awareness for their products at the critical point of purchase decision.

Kiosk/ Game Trader Systems

In addition to our vending machines, we have incorporated a line of computer and technology based kiosk systems.  These kiosks will be deployed in conjunction with our vending systems as well as being sold as self- service or control center kiosks systems.  All kiosks have the ability to be fitted with digital signage which runs our media software products to become a part of AVTi Media Network.  AVT engineered the Game Trader machine that will allow customers to buy video games as well as trade used games in for cash.

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

•  AVTI Media Server:  This is a server based program which coordinates the efforts, changes and directives from the administrator program with the schedule efforts of all the multiple clients located in the field and connected via the internet.  Our secondary fabrication and design efforts run concurrently with our primary efforts to support ongoing systems and to develop new products.  These products are summarized as follows:

•  TSV:  Touch Screen Vending is an ongoing software development effort, which is our primary flagship software product.  This modular program is designed to evolve with the changing technologies supporting our vending and dispensing products.

•  IVend: This is an ongoing development design that features a high-end dispensing center cabinet, a creative front door design, which includes interactive touch screens and a variety of other supported hardware.  The IVend also has its own software application program, which is designed to provide a high degree of interactive and intuitive application to the user.

•  Tech Store: This system is similar to our IVend system designed for middle priced systems.

•  Vend Mart: This system is similar to our IVend system designed for entry level priced systems.  The Vend Mart also has its own software application program, designed to provide a high degree of interactive and intuitive application to base line vending systems equipped with TSV.

In additional, AVT has always invested heavily in research and development. We believe that our innovation in this industry is second to none, and we aim to continue to pioneer, create, and delight with our ongoing stream of new developments. We currently have a variety of hardware and software R&D projects, which are at various stages of development.

AVT has the following patents and patents pending:

Issued
Wireless Management Of Remote Vending Machines
A wireless system for managing a plurality of remote vending machines includes and enterprise control center: and a two way wireless network coupling the enterprise control center and the plurality of remote vending machines.  A touch screen may be associated with each of the plurality of vending machines for selecting items to be vended therein, and means for displaying a plurality of advertisements on the touch screen.  The touch screen may also include means for paying for the items to be vended within the plurality of vending machines.

Filed
Multimedia System And Method For Controlling Vending Machines
A multimedia system for controlling a plurality of remote vending machines, comprising:  an enterprise control center; a network coupling said enterprise control center and the plurality of remote vending machines; a touch screen associated with each of the plurality of vending machines for selecting items to be vended therein; and means for displaying a plurality of advertisements on said touch screen.  The multimedia system according to claim 1, wherein said touch screen further comprises means for paying for said items to be vended within the plurality of vending machines.  The multimedia system according to claim 1, wherein said advertisement display means further comprises means for delivering advertisement content based on the selection of items vended within the plurality of vending machines.

Vending Sensing System
Vend Sensing System known as VSS is an AVT exclusive technology which includes booth hardware and software components.  This evaluation is for the software component which includes the development of specific software code which accepts the output from the VSS sensor into the RS232 serial port of the PC to identify via precise time when a product has fallen into the delivery bin of a RAM 4000 or 5000

System And Method For Interactive Advertising
Is a software application that allows customers to create and modify templates that pushes media contents such as High Definition movies and images and compressed flash medias to locations with television based on scheduling tables set by customers. This application allows an inexpensive way for companies to advertise their products to vast amount of consumers on a 24/7 basis.

System And Method For Interactive Advertising Cross-Reference To Related Applications
Is a software application that allows customers to create and modify templates that pushes media contents such as High Definition movies and images and compressed flash Medias to locations with television based on scheduling tables set by customers. This application allows an inexpensive way for companies to advertise their products to vast amount of consumers on a 24/7 basis.  In addition, this software utility has a feature that will interact with other system software application or customer selection of specific items – the software can then tailor the advertisement to that customer base on the cross-reference information as related to product selection or other cross-reference related information.

Item Verification Methodologies For Rental Return, Exchange Or Redemption At Unattended Self-Service Automated Systems
Item Verification Methodologies For Rental Return, Exchange or Redemption at Unattended Self-Service Automated Systems is a definitive means for providing positive identification and return of, detection of, verification of, a product, merchandise, item, article, thing, commodity, goods, article of trade, system, to or from a single or plurality of unattended self-service automated system.

Automatic Methods For Product Authentication And Verification
The present invention is related generally to automated vending machines and more particularly to the verification of intended products to be dispensed by the means and use of a camera or network of cameras used to detect the presence of a product inside a vending machine having the intentions to be vended.  Additionally, the camera or network of cameras are also used to verify the physical fulfillment (re-stocking) or remerchandising of product which is intended to be dispensed.

Methods, Utilities And Trade Dress For Automated Dispensing Systems In Retail Locations
Methods, utilities and trade dress for automated self-service kiosk style systems designed to facilitate automated dispensing systems in retail locations. The embodiments of the self-service automated dispensing systems described support a self-service feature or utility allowing for the vending or dispensing of an item or product. In the embodiments, the systems include means that enable unique or specific product identification and/or product verification, customer analytics, product and system interaction, façade customization, and/or “form fit and function” within the standards of traditional and non-traditional retail store fixtures or merchandising fixtures, end caps or retail rows/columns or islands to dispense or interact with the product or redemption of a product or item.  Other systems, methods, features and advantages of the example embodiments will be or will become apparent to one with skill in the art upon examination of the following all figures and detailed descriptions.

Utique
Issued
Mobile Device Assisted Retail System And Process In A Vending Unit, Retail Display Or Automated Retail Store
Systems and methods for users of an automated retail store, vending unit, digital signage or interactive retail display (self-service units) to interact with such display/unit, collectively referred to in this text as a machine, directly and/or simultaneously using a one or more mobile devices. In addition, system and methods are provided that can recognize registered users within a set proximity to the machine and broadcast messages and notifications such as machine information, inventory information, rewards, discounts and free products, all of which could be tailored to the specific user based on understanding  gathered through analysis of prior interactions.

Dispensing Mechanism For Centralized Robotic Gantry
A vending arrangement for computerized vending machines, retail displays, automated retail stores, utilizes a centralized, robotic gantry associated with companion modules for vending a plurality of selectable products. The modularized design enables deployment of half-sized or larger, full sized machines. The robotic gantry is deployed in a centralized module disposed adjacent display and inventory modules. Inventory modules can be fitted to both gantry sides, and doors can be fitted to the gantry front or rear. The gantry comprises an internal, vertically displaceable elevator utilizing a central conveyor for laterally, horizontally moving selected items from associated display and inventory positions to a vending position. Computerized software enables the display and vending functions, and controls elevator movement to dispense products from twin sides of the gantry by appropriately controlling the conveyor.

Inventory Storage And Dispensing Mechanism
A vending arrangement for computerized vending machines, retail displays, automated retail stores, utilizes a centralized, robotic gantry associated with companion modules for vending a plurality of selectable products. The modularized design enables deployment of half-sized or larger, full sized machines. The robotic gantry is deployed in a centralized module disposed adjacent display and inventory modules. The inventory modules can be fitted to both gantry sides, and doors can be fitted to the gantry front or rear. The gantry comprises an internal, vertically displaceable elevator utilizing a central conveyor for laterally, horizontally moving selected items from associated display and inventory positions to a vending position. The inventory modules comprise a plurality of dispensing modules adjustably configurable to adjust the storage density of items to be vended.  Computerized software enables the display and vending functions, and controls movement of the gantry elevator and the dispenser module conveyor to dispense products from twin sides of the gantry by appropriately controlling the gantry conveyor.

Interactive And 3-D Multi-Senor Touch Selection Interface For An Automated Retail Store, Vending Machine, Digital Sign, Or Retail Display
Vending  machines,   automated  retail  stores,  and  retail  displays  with  a  computer controlled, activation  system that senses either the gesture of a customer proximate  product display tubes or a touch-screen selection on a computer screen. Item-based  lighting produces variable visual effects in conjunction with actual or potential  vends to provide an enhanced vending  experience.  Offered products  are  stored  within  display  tubes  that  are arranged  in orderly geometric arrays. RGB lighting through a plurality of LED banks associated with each display  tube  are  controlled  by  the  activation  system  Combinations  of  differently  colored LED's  are  computer  controlled  on  a  per  product  basis  to  artistically  illuminate  available products and assist customers. Pre-programmed lighting sequences can switch LEDs off and on, vary their intensity, and alter resultant colors.

Customer Retention System And Process In A Vending Unit, Retail Display Or Automated Retail Store
A vending system comprising numerous remote vending machines, retail displays, and automated retail stores connected to a communication network access a central database so that each remote machine provides and responds to personalized customer information. Each machine comprises a display containing products to be vended and a plurality of touchable product viewing areas for initiating a vend. A computer recognizes customer data derived from peripheral inputs. Software communicates with the database for establishing customer profiles and either recognizing customers or registering customers by generating a global unique identifier.   Subroutines initiate the dispensing of items in response to preselected conditions associated with each GUID.

Filed
Modular Vending With Centralized Robotic Gantry
A vending arrangement for computerized vending machines, retail displays, automated retail  stores,  utilizes  a centralized,  robotic  gantry  associated  with  companion  modules  for vending  a plurality  of selectable products.  The  modularized  design  enables deployment  of half-sized  or  larger,  full  sized  machines.  The  robotic  gantry  is  deployed  in  a centralized module disposed adjacent display and inventory modules. Inventory modules can be fitted to both gantry sides, and doors can be fitted to the gantry front or rear. The gantry comprises an internal, vertically displaceable elevator utilizing a central conveyor for laterally, horizontally moving selected items from associated display and inventory positions to a vending position. Computerized   software  enables  the  display  and  vending  functions,  and  controls  elevator movement to dispense products from twin sides of the gantry by appropriately controlling the conveyor.

Virtual Visual Selection Merchandising Interface
A vending arrangement for computerized vending machines, retail displays, automated retail stores, or the like presents a physical display comprising a plurality of viewing windows or modules containing  items to be vended. The physical  windows or modules  are organized into visually recognizable patterns of rows or columns physically  apparent from the machine exterior. A controlling computer responds to software and provides a visual display controlled by the software for establishing screens for inputting customer selections and  displaying machine options. The screen presents virtual representations  of physical  displays arranged in said recognizable  patterns, whereby  images appearing the virtual  screen selected and viewed by customers correspond to actual items available in corresponding physical displays.

Vending Machine With Enhanced Retail Display Façade	This is a design patent (vs. all the “Utility patents above) with the following claim: “The ornamental design for a vending machine with enhanced retail façade.”

Vending Machine Manufacturing, Sales and Placements

AVT manufactures a wide range of Automated Retailing Systems, vending units, and micro stores. The manufacturing of our own equipment allows AVT to incorporate our array of technology into the machines at the time of production, thus reducing the costs associated with retrofitting units manufactured elsewhere. AVT sells their systems directly to vending operators and retailers across the United States and is the only manufacturing company with these combined capabilities.

AVT’s next generation product dispensing systems have considerable competitive advantages over other units, including their considerably lower cost and their ability to plug into 110V AC power outlets.  AVT’s systems cut machine acquisition costs by more than 50% and eliminate expensive power outlet upgrades for establishments and operators, thus increasing placement and sales opportunities.

Over the past several years, AVT has assembled a team of experienced engineers, designers, and software developers to create innovative technology - and to integrate this technology into a line of sophisticated self-service products. Our in-house engineering and development team has produced many new breakthroughs – some patented and others patent-pending, including our new Kiosk Systems, Inventory Control Software, Credit Card/Debit Card Processing Systems, Vending Control Programs, biometric fingerprint recognition systems, automated storage lockers, prescription vending and medical sample dispensing, and Vend Sensing Hardware.

It is our commitment to developing new technologies, and implementing those innovations into new and existing product lines, which keeps AVT at the forefront of the industry.

Manufacturing Capabilities

AVT has a 50,000 square foot state-of-the-at manufacturing facility in Corona, California. We have assembly lines that install our computer software, graphics, lighting, and other key elements of our systems.

We are large enough to handle the requirements of larger orders, but nimble enough to do custom designs, pilot projects, and single units. This flexibility has provided us with the opportunity to design and build some of the industry’s most innovative, attractive, and interesting machines – many of which have gained international attention from the media and industry experts. Examples of some of the ground breaking systems we have created in small numbers include: Farmer’s Fridge, Burrito Box, Kardashian Cosmetics, the cupcake dispenser, fresh juice ATM, and many more.

The Industry

A report by Frost and Sullivan commissioned by Intel, states that this industry is growing at 49% per year – making it one of the fastest growing areas in the entire economy.

The Vending Times Census of the Industry estimates that the Automated Retailing industry is over $42 billion per year and is forecasted to grow exponentially. This is due to a number of factors, including the fact that large retailers need to reduce pilferage and increase brand awareness, plus expand points of distribution.

Operators and retailers continue to face rising costs with limited opportunities for growing sales in an increasingly competitive market. For these reasons, operators and retailers have no choice but to invest in technologies that will allow them to provide better efficiencies and improve the overall experience for their customers.

As an innovator of new technologies, we have developed a variety of ways to generate more revenue for the company. We have forecast end the changes in the industry and have proactively and successfully repositioned the company as a global solutions provider. We will continue to develop patent-pending technologies, and manufacture high-tech, custom product dispensing systems that provide operators with efficient and intelligent systems to meet the needs of today's rapidly evolving market.

AVT’s systems will enhance the way retailers deliver the shopping experience to their customers, while automating the point of purchase - thereby lowering overhead expenses and reducing product shrinkage.
They are high-tech automated stores that offer consumers the most desired products from $1 to $1,000, from the best brands. It gives consumers the instant gratification of getting their product immediately, without any hassles or pressure from salespeople.

With an average transaction time of one minute, the customer can select products using a touch-screen graphic interface, and instantly make a purchase with cash or a credit card.

       AVT technology ensures product delivery before the customer is charged. All purchase information is transmitted through the Internet for banking and tracking purposes. AVT Automated Retailing Centers can be networked and centrally managed to allow for quick changes in pricing, changes in promotions or advertising, inventory reporting, and more.

AVT systems can be tailored to include a range of product channels to satisfy any consumer demand. Everything from iPods to caviar is now available from an automated store, with even more innovations coming in the future.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Number of total employees and number of full time employees.

We currently have approximately 35 full time employees and 3 part-time employees.  We allow and utilize the services of independent contractors.

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

           None.

Item 4.  Mine Safety Disclosure

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on over the counter market under trading symbol “AVTC” The stock price of our stock as has been extremely volatile and an active public market for our common stock may not develop or be sustained.

The following table sets forth the range of high and low bid information for our common stock for each full quarterly period within the two most recent fiscal years through September 30, 2014.  The information is derived from Yahoo/Finance.com.  Note that the Company completed a 1 for 10 reverse split of its common stock on March 2, 2011, and at 2 for 1 forward split of its common stock on August 18, 2011.  The range of reported high and low bid quotations, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Quarter ended 9/30/14	2.20	1.40
Quarter ended 6/30/14	3.30	2.06
Quarter ended 3/31/14	5.00	1.25

Quarter ended 12/31/13	1.81	1.13
Quarter ended 9/30/13	2.52	1.27
Quarter ended 6/30/13	3.75	2.02
Quarter ended 3/31/13	6.65	3.26

Quarter ended 12/31/12	5.01	1.20
Quarter ended 9/30/12	1.70	1.43
Quarter ended 6/30/12	2.05	1.55
Quarter ended 3/31/12	2.75	1.25

We have never declared or paid cash dividends.

As of September 30, 2014, there are approximately 1,185 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have not adopted any equity compensation plans as of the date of this report.

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

Results of Operations

Revenues

We generated revenues of $13,527,418 during the fiscal year ended December 31, 2012, an increase of $3,800,193 or 39%, as compared to $9,727,225 for the fiscal year ended December 31, 2011. This increase in revenue was driven by increase in manufacturing machine sales by $3,573,317.

During 2011 our top three customers accounted for over 87% of our revenue, but by 2012 those same top three accounted for 82%. To better insulate ourselves from the fluctuations of a handful of clients our plans to diversify our base of revenue and customers is taking hold. We expect that in 2014 these top three will account for approximately 55% of our total, and that our run-rate for 2015 will show even greater diversity for 2015.

Costs of Sales

For the year ended December 31, 2012, we had cost of sales of $11,345,799, an increase of $5,007,968 or 79%, as compared to $6,337,831 for the fiscal year ended December 31, 2011. This is mainly due to corresponding increase in sales.
Gross Margin

For the year ended December 31, 2012, we had gross margin of 16% as compared to 35% for the fiscal year ended December 31, 2011. The decrease in gross margin in 2012 is due to inefficient purchases for needed inventory sold during that period.

Operating Expenses

We incurred operating expenses of $6,395,354 during the fiscal year ended December 31, 2012, an increase of $1,778,052, as compared to $4,617,302 for the fiscal year ended December 31, 2011. Sales and marketing costs were $1,098,155 for the period ended December 31, 2012 compared to $462,057 for the fiscal year ended December 31, 2011. We have invested in marketing in increasing amounts to effect the changes noted above. General and administrative expenses were $5,297,199 for the period ended December 31, 2012, compared to $4,155,244 for the fiscal year ended December 31, 2011, an increase of $1,141,955.

Other Expenses

Other expense totaled $2,410,427 during the fiscal year ended December 31, 2012, an increase of $1,814,359 from the fiscal year ended December 31, 2011. Interest expense was $745,442 for the period ended December 31, 2012, compared to $580,409 for the fiscal year ended December 31, 2011, an increase of $165,033. We incurred loss on derivative liabilities of $664,985 during the fiscal year ended December 31, 2012 as compared to a loss on derivative liabilities of $15,659 in 2011.

Net Loss

As a result of the foregoing, during the fiscal year ended December 31, 2012, we recorded a net loss of $6,945,637 compared to $1,885,793 for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had $1,059,708 cash on hand. We believe that we have sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months.  We have been able to support the cash flow demands caused by additional expenses and the reduced revenue by aggressive collection procedures to ensure no slow receivables or bad debts, and borrowed an additional $1.7m with approximately 2 year terms to support our changes.

We had cash and equivalents of $1,059,708 and $177,400 at December 31, 2012 and December 31, 2011, respectively.

Operating Activities

During the fiscal year ended December 31, 2012, we used $605,209 of cash in operating activities. Non-cash adjustments included $995,616 related to the depreciation and amortization, $664,985 related to change in derivative liability, and net changes in operating assets and liabilities of $2,219,786.

During the fiscal year ended December 31, 2011, we used $1,222,477 of cash in operating activities. Non-cash adjustments included $1,186,092 related to the depreciation and amortization, and net changes in operating assets and liabilities of $1,807,963.

Investing Activities

During the fiscal years ended December 31, 2012 and 2011, we acquired equipment in the aggregate amount of $1,079,134 and $87,154, respectively.

Financing Activities

During the fiscal year ended December 31, 2012, financing activities provided $2,266,153 in cash. We received $2,509,558 in proceeds from long-term notes and convertible notes. Financing activities provided $1,208,814 to us during the fiscal year ended December 31, 2011. We repaid $12,509 long-term note payable, and $350,422 in note payable.

Critical Accounting Policies and Estimates

 Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

       The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt approximate their fair values because of the short-term nature of these instruments. Long-term convertible notes approximate fair value since the related rates of interest approximate current market rates.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Revenue Recognition

The Company derives revenues primarily from pilot programs, sales of customized vending machines and sales of vending goods. The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification).  Revenue is recognized once the Company has established that (i) there is evidence of an arrangement (ii) delivery has occurred and the performance obligation is substantially complete; (iii) the fee is fixed or determinable and (iv) collection is probable. For pilot programs, the Company provides integrated software development, and manufactures the prototype of vending machines. All pilot program contracts are fixed price contract, which requires 30%-50% advance payment from customers.   The Company also manufactures customized vending machines based on customers’ orders.  A 30% -50% deposit is also required from customers. The Company will periodically record deferred revenues relating to advance payments in contracts and orders.  The Company also operates its own vending machines to sell vending goods. Revenue is recognized at the point of sale which coincides with collection.
Inventories

Inventories are valued at the lower of cost or market; cost being determined using weighted average method.

Income Taxes

 The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective October 8, 2012, the Board of Directors of AVT, Inc., a Nevada corporation (the “Company”), received notice that its primary auditor, Hamilton PC (“Hamilton”) had resigned.

On October 8, 2012, the Board of Directors approved Stark Schenkein, LLP, 3600 South Yosemite Street #600, Denver, Colorado 80237, Tel. 303-694-6700, as the Corporation’s primary auditor.

Hamilton’s reports on our financial statements as of and for the fiscal year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s most recent fiscal year and the subsequent interim period preceding the resignation of Hamilton, there were no reportable events or disagreements with Hamilton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Hamilton, would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report.

The Company has provided a copy of this disclosure to Hamilton, and requested that Hamilton furnish the Company with a letter, within the time periods prescribed by Item 304 (a)(3) of Regulation S-K of Securities and Exchange Act of 1934, addressed to the Securities and Exchange Commission stating whether Hamilton agrees with the statements made by the Company and, if not, stating the respects in which Hamilton does not agree.

A copy of the former accountants’ response to this Report on Form 8-K is incorporated by reference from Exhibit 16 of Form 8-K filed on October 8, 2012.

On April 29, 2013, the Board of Directors of the Company terminated its independent registered public accounting firm, StarkSchenkein, LLP, (“Stark Schenkein”).

StarkSchenkein did not issue any audit reports on the Company’s financial statements.

During the Company’s most recent fiscal year and any subsequent interim period preceding the termination of Stark Schenkein, there were no reportable events or disagreements with Stark Schenkein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Stark Schenkein, would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report, except as noted in the subsequent paragraph.

Stark Schenkein has advised the Company that it did not agree with the Company’s prior accounting treatment for convertible notes with derivative instrument, beneficial conversions and other features.  The Company authorized StarkSchenkein to respond fully to inquiries of the Company’s successor accountant concerning this subject matter.

The Company has provided a copy of this disclosure to Stark Schenkein, and requested that Stark Schenkein furnish the Company with a letter, within the time periods prescribed by Item 304 (a)(3) of Regulation S-K of Securities and Exchange Act of 1934, addressed to the Securities and Exchange Commission stating whether StarkSchenkein agrees with the statements made by the Company and, if not, stating the respects in which Stark Schenkein does not agree.

A copy of Stark Schenkein’s response to this Report on Form 8- K is incorporated by reference from Exhibit 16 of Form 8-K filed on May 15, 2013.

Effective May 21, 2013, the Board of Directors of AVT, Inc., a Nevada corporation (the “Company”), approved MaloneBailey, LLP, as the Company’s primary auditor.  The Company did not consult with MaloneBailey, LLP, on either: The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements.

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

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures were not effective due to the Company’s lack of adequate resources and personnel.  Management has taken steps they believe adequate to correct the weaknesses on disclosure control through engaging a consultant to assist with disclosure controls.

Internal Control over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO")to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation. As of December 31, 2012, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2012 were not effective, based on COSO’s framework.

The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage. Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2012. In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC. This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Subsequent to engaging the consultant, management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this Report, the name, age and positions of our officers and directors.

NAME	AGE	POSITION

Shannon Illingworth	46	Chairman
James Winsor	53	Chief Executive Officer, Chief Engineering Officer and Director
Natalie Russell	46	Secretary, Chief Financial Officer and Director

The background of our directors and executive officers is as follows:

Shannon Illingworth, Chairman. Shannon Illingworth is our Founder and the Chairman of our Board of Directors.  Since 2001, Mr. Illingworth has been the driving force behind the development of the company.  His vision, dedication and commitment to excellence are behind every aspect of AVT.  Mr. Illingworth set the course to build AVT into an innovation and technology-based leader, by investing in research and development, which subsequently created several patented and patent-pending applications.  He is a frequent guest on business programs where he is often asked to comment on the future of retailing and the integration of automation and self-service systems. Mr. Illingworth is a graduate of the leadership program at Harvard University School of Business.  Prior to founding AVT in 2001, Shannon was Vice President of Sales for one of the largest resellers of wireless services in the Western United States.

James Winsor, Chief Executive Officer and Director. James Winsor is our Chief Executive Officer, Chief Engineering Officer and one of our Directors.  Mr. Winsor is primarily responsible for our manufacturing operations and research and development having over 20 years of experience in manufacturing, project management and engineering.  Mr. Winsor has been with us since 2006.  Prior to working for us, Mr. Winsor was employed with Pixel Touch Inc. from February 2003 to April 2006 and for Arral Industries from February 1992 to April of 2006.  Mr. Winsor has a Bachelor of Science degree from California State Polytechnic University, Pomona.

Natalie Russell, Secretary, Chief Financial Officer and Director. Natalie Russell joined the AVT in 2001 as corporate secretary and office manager, bringing over 15 years of accounting and business operations experience.  Ms. Russell currently serves as our Chief Financial Officer, Secretary, and one of our directors.  Prior to AVT she was general office manager and accounting manager at Thompson Building Materials. She was responsible for the overall company’s finance, administration, and payroll for over 150 employees. Natalie also has assisted in raising over 5 million dollars for Nu Gas Technologies in the private venture capital.   Natalie holds a BS in Business Management at the American International University of CA.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are completed by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended December 31, 2013 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee

The board of directors has not established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K except its chief financial officer.  In general, an “audit committee financial expert” is an individual member of the audit committee who:

*	understands generally accepted accounting principles and financial statements,

*	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

*	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

*	understands internal controls over financial reporting, and

*	understands audit committee functions.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors’ meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee’s qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management’s slate of director nominees submitted for shareholders for election to the board.

Among the factors that the board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to AVT, Inc., 341 Bonnie Circle, Suite 102, Corona, CA 92880. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company’s website www.avtinconline.com.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no Section 16(a) forms were timely filed. Each of our officers and directors has indicated that these reports will be filed in the near future.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Advisory Board

Effective February 3, 2009, our board of directors created an advisory board to advise the Company in regard to ongoing business operations.  As of the date of this Report, our chairman, Mr. Shannon Illingworth has been appointed to the Advisory Board.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

						Non-Equity	Nonqualified
Name and					Warrant /	Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Natalie Russell	2012	65,000	0	0	0	0	0	0	$65,000
Secretary, Chief Financial Officer and Director	2011	65,000	0		0	0	0	0	$65,000

James Winsor	2012	150,000	0	0	0	0	0	0	$150,000
Chief Executive Officer and Director	2011	150,000	0	0	0	0	0	0	$150,000

Employment Agreements

On January 1, 2012, we entered into a 12 month employment agreement, at a compensation rate of $65,000 annually, with Natalie Russell to serve as our Secretary, Chief Financial Officer and acting President.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.

On January 1, 2012, we entered into a 12 month employment agreement, at a compensation rate of $150,000 annually, with James Winsor to act as our Chief Executive Officer.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party. The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.

Compensation of Directors

The Company currently does not compensate its directors.  However, in the future, we may compensate our directors with cash compensation and for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may request certain members of the board of directors to perform services on our behalf.  In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of July 14, 2014:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)	each of our officers and directors; and
(iv)           all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As at June 30, 2014, there were 20,483,352 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Natalie Russell (2)(6)	183,296	(1)

Common Stock	James Winsor (2)(7)	170,312	(1)

Common Stock	Worth, Inc. (3)(4)(5)	13,958,793	40.3%

Common Stock	Shannon Illingworth	49,604	(1)

Common Stock	All Directors and Officers as a Group(8)	14,362,005	41.5%

(1)           Less than 1%

(2)           The address is 341 Bonnie Circle, Suite 102, Corona, CA 92880

(3)           The address is 2621 Green River Road, #77, Corona, CA 92882

(4)           Worth, Inc. is our majority shareholder.  Worth, Inc. is owned by Jon Illingworth, the father of our founder and Chairman, Shannon Illingworth.

(5)           Includes 13,668,786 shares of common stock issuable upon conversion of 2,278,131shares of our of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.

(6)           Includes 103,026 shares of common stock issuable upon conversion of 17,171 shares of our of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.

(7)           Includes 103,026 shares of common stock issuable upon conversion of 17,171 shares of our of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.

(8)           Includes 13,874,838 shares of common stock issuable upon conversion of 2,312,473 shares of our Series A Convertible Preferred Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Board of Directors Independence

None of the Company’s directors is “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization.  The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected MaloneBailey, LLP, as our primary auditor for the year ended December 31, 2012

Audit Fees

Hamilton PC, billed us $43,328 in audit fees during year ended December 31, 2012.

Stark Schenkein, LLP, billed us $15,000 in audit fees during the year ended December 31, 2012.

MaloneBailey, LLP, billed us $65,000 in audit fees during the year ended December 31, 2012.

Audit-Related Fees

We did not pay any fees to Hamilton PC, for assurance and related services that are not reported under Audit Fees above, during our fiscal year ended December 31, 2012.

We did not pay any fees to Stark Schenkein, LLP, for assurance and related services that are not reported under Audit Fees above, during our fiscal year ended December 31, 2012.

We did not pay any fees to MaloneBailey, LLP, for assurance and related services that are not reported under Audit Fees above, during our fiscal year ended December 31, 2012.

Tax and All Other Fees

We did not pay any fees to Hamilton PC, for tax compliance, tax advice, tax planning or other work during our fiscal year ended December 31, 2012.

We did not pay any fees to Stark Schenkein, LLP, for tax compliance, tax advice, tax planning or other work during our fiscal year ended December 31, 2012.

We did not pay any fees to MaloneBailey, LLP, for tax compliance, tax advice, tax planning or other work during our fiscal year ended December 31, 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Hamilton PC, and the estimated fees related to these services.

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Stark Schenkein, LLP, and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2012, and for the year then ended, none of the hours expended on Stark Schenkein, LLP’s engagement to audit those financial statements were attributed to work by persons other than Stark Schenkein, LLP’s full-time, permanent employees.

With respect to the audit of our financial statements as of December 31, 2012, and for the year then ended, none of the hours expended on MaloneBailey, LLP’s engagement to audit those financial statements were attributed to work by persons other than MaloneBailey, LLP’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

READER NOTE:  These financial Statements have been provided on an unaudited basis.
Statements

Balance Sheets as of December 31, 2012 and December 31, 2011

Statements of Operations for the years ended December 31, 2012 and December 31, 2011

Statements of Changes in Shareholders' Deficit for the years ended December 31, 2012 and December 31, 2011

Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	3.10	10/A-1	2/24/2009

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.11	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.12	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Employment Agreement effective as of January 1, 2012 by and between AVT, Inc. and Natalie Russell.	10.1			X

Employment Agreement effective January 1, 2012, by and between AVT, Inc. and James Winsor.	10.2			X

Employment Agreement effective as of January 1, 2013, by and between AVT, Inc. and Natalie Russell.	10.3			X

Employment Agreement effective January 1, 2013, by and between AVT, Inc. and James Winsor.	10.4			X

Code of Ethics	14.1	10	8/14/2008

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Shannon Illingworth Shannon Illingworth	Chairman	October 24, 2014

/s/ James Winsor James Winsor	Chief Executive Officer Director	October 24, 2014

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	October 24, 2014

ITEM 8. STATEMENTS AND SUPPLEMENTARY DATA

AVT, INC.

AVT, INC
Balance Sheet

		December 31,
	December 31,	2011
Assets	2012	(As restated)
Current Assets
Cash and cash equivalents	$ 1,059,708	$ 177,400
Accounts receivable, net	1,642,614	4,048,946
Related party loan receivable	20,907	-
Inventory, net	2,037,001	1,375,021
Assets of discontinued operations	-	114,764
Other current assets	-	14,718
Total Current Assets	4,760,230	5,730,849
Non Current Assets
Property and equipment, net	2,662,214	1,857,815
Intangibles, net	4,763,333	5,239,666
Assets of discontinued operations	-	400,136
Other assets	-	37,500
Total Assets	$ 12,185,777	$ 13,265,966
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 716,779	$ 790,707
Related party payable	-	62,239
Deferred income	786,525	-
Current portion of notes payable	494,940	74,646
Current portion of convertible notes, net of discount of $272,666 and $274,482	346,083	610,518
Derivative liabilities	1,955,279	1,072,209
Total Current Liabilities	4,299,606	2,610,319
Long-Term Liabilities
Notes payable, net of current portion	1,570,905	175,101
Convertible notes, net of current portion, net of discount of $327,409 and $208,092	434,091	339.408
Total Liabilities	6,304,602	3,124,828
Shareholders' Equity
Preferred stock, $.001 par value: Authorized shares: 10,000,000
Series A convertible 3,000,000 shares authorized: Issued and outstanding - 2,665,598 and 2,706,238	2,665	2,706
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding 11,723,826 and 10,039,139	11,724	10,040
Additional paid in capital	27,671,710	24,987,679
Accumulated deficit	(21,804,924)	(14,859,287)
Total shareholders' equity	5,881,175	10,141,138
Total Liabilities and Shareholders’ Equity	$ 12,185,777	$ 13,265,966

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Operations

		Year Ended
	Year Ended	December 31,
	December 31,	2011
	2012	(As restated)
Revenue
Machine sales	$12,335,552	$ 8,762,236
Vending route sales	1,191,866	964,990
Total revenues	13,527,418	9,727,226
Cost of sales	11,345,799	6,337,831
Gross profit	2,181,619	3,389,395
Operating expenses
Sales and marketing	1,098,155	462,057
General and administrative	5,297,199	4,155,245
Total operating expenses	6,395,354	4,617,302
Loss from operations	(4,213,735)	(1,227,907)
Other income (expense)
Interest expense	(745,442)	(580,409)
Loss on debt conversion	(1,000,000)	-
Loss on derivative liabilities	(664,985)	(15,659)
	(2,410,427)	(596,068)

Loss from continuing operations	(6,624,162)	(1,823,975)
Loss from discontinued operations	(321,475)	(61,818)

Net loss	$ (6,945,637)	$ (1,885,793)

Net loss per share – basic and diluted	$ (0.63)	$ (0.22)
Weighted average common shares – basic and diluted	11,032,466	8,731,565

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Shareholders’ Equity

	Preferred Stock				Common Stock				Additional		Accumulated		Total Stockholders'
	Shares		Amount		Shares		Amount		Paid In Capital		Deficit		Equity
Balance at December 31, 2010 as Restated	2,278,131		$ 2,278		3,744,143		$ 3,745		$ 22,936,637		$ (12,973,494)		9,966,206
Issuance of common stock	-		-		5,535,165		5,535		138,120		-		143,655
Common stock issued for interest on notes payable	-		-		10,324		10		9,749		-		9,759
Issuance of preferred stock	428,107		428		-		-		427,679		-		428,107
Issuance of common stock for conversion of notes payable	-		-		441,997		442		816,680		-		817,122
Common stock issued for services	-		-		307,510		308		307,202		-		307,510
Warrants issued for services	-		-		-		-		350,290		-		350,290
Settlement of derivative liability	-		-		-		-		4,322		-		4,322
Net loss	-		-		-		-		-		(1,885,793)		(1,885,793)
Balance at December 31, 2011 as restated	2,706,238	-	2,706	-	10,039,139	-	$ 10,040	-	$ 24,987,679	-	(14,859,287)	-	$ 10,141,138
Common stock issued for:
Interest on notes payable	-		-		22,027		22		34,824		-		34,846
Cash	-		-		100,000		100		99,900		-		100,000
Conversion of notes payable	-		-		528,322		528		604,472		-		605,000
Shares issued for services	-		-		86,114		86		123,289		-		123,375
Warrants issued for services	-		-		-		-		253,945		-		253,945
Conversion of preferred stock	(165,640)		(166)		993,842		994		(828)		-		-
Cashless exercise of warrants	-		-		421,226		421		(421)		-		-
Preferred stock issued for: Settlement of debt	125,000		125		-		-		1,124,875		-		1,125,000
Cancellation of common stock	-		-		(466,844)		(467)		467		-		-
Settlement of derivative liability	-		-		-		-		443,508		-		443,508
Net loss	-		-		-		-		-		(6,945,637)		(6,945,637)
Balance at December 31, 2012	2,665,598	-	$ 2,665	-	$ 11,723,826	-	11,724	-	$ 27,671,710	-	$ (21,804,924)	-	$ 5,881,175

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Cash Flows

		Year Ended
	Year Ended	December 31,
	December 31,	2011
	2012	(As restated)
Operating activities:
Net loss	$ (6,945,637)	$ (1,885,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995,616	1,186,092
Bad debts expense	255,129	-
Provision for inventory reserve	283,500	-
Loss on derivative liabilities	664,985	15,659
Common stock issued for services	123,375	307,510
Warrant expense	253,945	626,692
Amortization of debt discount on convertible notes	544,092	335,326
Loss on conversion of debt	1,000,000	-
Changes in operating assets and liabilities:
Accounts receivable	2,151,204	(2,948,071)
Inventory	(815,999)	875,469
Deferred income	786,525	-
Accounts payable and accrued liabilities	98,056	264,639
Net cash used in operating activities	(605,209)	(1,222,477)

Investing activities
Proceeds from sale of discontinued operations	300,498	-
Purchases of property and equipment, net	(1,079,134)	(87,154)
Net cash used in investing activities	(778,636)	(87,154)

Financing activities
Payments of related party advances, net	41,854	-
Proceeds from notes payable	1,780,558	-
Repayments of notes payable	(209,008)	(12,509)
Proceeds from convertible notes	729,000	-
Repayments of convertible notes	(176,251)	(350,422)
Issuance of common stock	100,000	1,571,745
Net cash provided by (used in) financing activities	2,266,153	1,208,814

Net increase (decrease) in cash and cash equivalents	882,308	(100,817)
Cash, beginning of year	177,400	278,217
Cash, end of year	$ 1,059,708	$ 177,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 194,774	$ 247,200
Cash paid for income taxes	-	-
Non-cash investing and financing information
Property and equipment additions financed through notes	244,548	$ -
Conversion of debt to common stock	605,000	817,122
Conversion of debt to preferred stock	125,000	428,107
Debt discount	661,593	688,759
Stock issued as payment of interest	34,846	9,759
Cashless exercise of warrants	421	-
Cancellation of common stock	467	-
Warrant derivative liability	-	276,402
Settlement of derivative liability	443,508	4,322

The accompanying notes are an integral part of these  financial statements.

AVT, INC
Notes To Financial Statements
For The Years Ended December 31, 2012 and 2011

Note 1 – Nature of the Business

AVT, Inc. (the “Company”, “we” or “our”, “AVT”) was originally founded as a vending route company and this “boots-on-the-ground” knowledge and network is key to AVT’s transformation to a leader in the automated retailing industry. The Company spent several years designing their own proprietary systems, which are now patented and patent pending, to provide a superior customer experience.  AVT’s goal is to lead the retailing revolution by designing systems that enable retailers to increase customer convenience, sell more products, reduce labor, cut theft, control inventory, and improve revenues.

Note 2 – Summary of Significant Accounting Policies

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined using the weighted average method.  Inventory is reviewed periodically for slow-moving and obsolete items.

Revenue recognition

The Company derives revenues primarily from pilot programs, sales of customized vending machines and sales of vending goods. The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification).  Revenue is recognized once the Company has established that (i) there is evidence of an arrangement (ii) delivery has occurred and the performance obligation is substantially complete; (iii) the fee is fixed or determinable and (iv) collection is probable. For pilot programs, the Company provides integrated software development, and manufactures the prototype of vending machines. All pilot program contracts are fixed price contract, which requires 30%-50% advance payment from customers.   The Company also manufactures customized vending machines based on customers’ orders.  A 30% -50% deposit is also required from customers. The Company will periodically record deferred revenues relating to advance payments in contracts and orders.  The Company also operates its own vending machines to sell vending goods. Revenue is recognized at the point of sale which coincides with collection.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives or the term of the lease of the related assets, whichever is shorter. Estimated useful lives generally range from 5 to 15 years.

Goodwill

Goodwill is the excess of cost over the fair value of net assets of businesses acquired.  Goodwill is not amortized but is evaluated for impairment on an annual basis.  Goodwill was fully impaired as of December 31, 2010.

Intangible assets

Intangible assets are carried at cost and consist of patents, copyrights and certain vending route contracts. Amortization is provided on the straight-line basis over the estimated useful lives of the respective assets, ranging from ten to fifteen years.

Our intangible assets include proprietary technologies, application software, and customized systems acquired in prior years which are used to maintain AVT’s  high degree of market position.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended December 31, 2012 and 2011, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

Stock-based compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718, “Stock Based Compensation”. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Income taxes

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2012 and 2011.

Loss per share

Basic loss per share is computed by dividing loss available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Basic loss per share takes into account only the actual number of outstanding common shares during the period.  Diluted loss per share takes into effect the common shares actually outstanding and the impact of convertible securities, stock options, stock warrants and their equivalents.   For the years ended December 31, 2012 and 2013, common stock equivalents were not included in the computation of diluted loss per share because the effect would have been anti-diluted due to the net loss incurred for these years.

Concentration of credit risk

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Approximately 82% and 87% of the Company’s revenues for the years ended December 31, 2102 and 2011, respectively, were generated through transactions with its top three customers.  In addition, these top customers accounted for 80% and 84% of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt approximate their fair values because of the short-term nature of these instruments. Long-term convertible notes approximate fair value since the related rates of interest approximate current market rates.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1-	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 -
Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 -
Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$887,793	$-	$-	$887,793
Warrant derivative liabilities	1,067,486	-	-	1,067,486
Total	$1,955,279	$-	$-	$1,955,279

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2011

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$795,807	$-	$-	$795,807
Warrant derivative liabilities	276,402	-	-	276,402
Total	$1,072,209	$-	$-	$1,072,209

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2011	$1,072,209
Fair value of derivative liabilities at issuance	661,593
Unrealized derivative (gains) losses included in other expense	664,985
Termination of derivative liabilities	(443,508)
Balance at December 31, 2012	$1,955,279

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model as of December 31, 2012 and 2011:

	2012	2011
Market value of stock on measurement date	$3.95	$1.00
Risk-free interest rate	0.36% -0.52%	0.36% -0.83%
Dividend yield	0%	0%
Volatility factor	96% - 259%	207% - 347%
Term	0 – 4.0 years	0-5.0 years

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.

Note 3 – Going concern

As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations. The Company has incurred a net loss of $6,945,637 during 2012, negative operating cash flows and an accumulated deficit of $21,804,924 at December 31, 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to retain the current customers and engage with new customers.

Note 4 – Restatements

In preparing the Company’s financial statements for 2012,  AVT concluded that it was necessary to restate its financial statements as of and for 2011 to correct certain errors and misstatements as follows:

(1)	To correct overstatement in inventory by $1,695,101 due to items erroneously included in inventory
(2)	To recognize an inventory reserve of $256,500 on long-outstanding inventory items that should have been recorded prior to 2011.
(3)
To write off expenditures which were erroneously capitalized to property and equipment in prior years as well as impair certain vending machines that are either no longer used or no longer generating revenues in prior years.  This resulted to a net write off in assets of $2,006,111

(4)	To write off certain intangibles that should have been impaired in prior years totaling to $3,034,415.
(5)
To correct depreciation and amortization expense related to property and equipment and intangibles.  This resulted to additional depreciation and amortization expense for 2011 of $271,047, an adjustment to reclassify accumulated depreciation of $686,826 to accumulated amortization of intangibles and to increase accumulated amortization of intangibles by $86,596.

(6)	To correct an erroneous entry recognizing goodwill of $648,865 as well as to write-off goodwill of $400,000 that should have been impaired in prior years.
(7)	To correct the understatement in the amount that should be reported as the current portion of notes payable of $68,563.
(8)
To recognize the cumulative adjustments resulting from the Company’s failure to properly apply derivative accounting on the embedded conversion option on the convertible notes.   This resulted to the recognition of derivative liabilities of $795,807, debt discount of $482,574 of which $274,482 is current, a credit to additional paid in capital of $4,322 for termination of derivative liabilities and a reduction in accumulated deficit of $31,314 as of December 31, 2011.  The impact to the statement of operations includes recognition of amortization of debt discount of $335,326 and derivative loss of $15,659.

(9)	To correct notes that were erroneously recognized as converted in 2011 resulting in a reduction in additional paid in capital of $173,994.
(10)
 To record warrant expense of $626,692 for warrants issued for services in 2011.  These warrants also qualified for derivative accounting resulting in the recognition of derivative liabilities as of December 31, 2011 of $276,402.

(11)	To record the fair value of shares issued for services that were not recognized in 2011 amounting to $307,510
(12)	To reduce the common stock balance based on the par value of the shares outstanding as of December 31, 2011.
(13)	To correct classification of expenses totaling $736,841 which were erroneously included in selling, general and administrative expenses instead of cost of sales.
The impact of the correction of the above errors to the balance sheet is set forth below:

		December 31, 2011
Assets	As previously
	reported (*)	Adjustments	As restated
Current Assets
Cash and cash equivalents	$ 177,400	$ -	$ 177,400
Accounts receivable, net	4,048,946	-	4,048,946
Inventory	3,326,622	(1,951,601)	1,375,021
Assets of discontinued operations	114,764	-	114,764
Other current assets	14,718	-	14,718
Total Current Assets	7,682,450	(1,951,601)	5,730,849
Non Current Assets
Property and equipment, net	3,177,100	(1,319,285)	1,857,815
Intangibles, net	9,318,550	(4,078,884)	5,239,666
Goodwill	1,048,865	(1,048,865)	-
Assets of discontinued operations	400,136	-	400,136
Other assets	37,500	-	37,500
Total Assets	$21,664,601	$ (8,398,635)	$ 13,265,966
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 790,707	-	$ 790,707
Related party payable	62,239	-	62,239
Current portion of notes payable	6,083	68,563	74,646
Current portion of convertible notes, net	545,000	65,518	610,518
Derivative liabilities	-	1,072,209	1,072,209
Total Current Liabilities	1,404,029	1,206,290	2,610,319
Long-Term Liabilities
Notes payable, net of current portion	243,664	(68,563)	175,101
Convertible notes, net of current portion	713,506	(374,098)	339,408
Total Liabilities	2,361,199	763,629	3,124,828
Shareholders' Equity
Preferred stock – Series A	2,706	-	2,706
Common stock	28,558	(18,518)	10,040
Additional paid in capital	24,478,073	509,606	24,987,679
Accumulated deficit	(5,205,935)	(9,653,352)	(14,859,287)
Total Shareholders' Equity	19,303,402	(9,162,264)	10,141,138
Total Liabilities and Shareholders’ Equity	$21,664,601	$ (8,398,635)	$ 13,265,966

(*) amounts reflect reclassifications made

The impact of the correction of the above errors to the statement of operations is set forth below:

		Year Ended December 31, 2011
	As previously
	reported (*)	Adjustments	As restated
Revenue
Machine sales	$ 8,673,347	$ 88,889	$ 8,762,236
Vending route sales	964,990	-	964,990
Total revenues	9,638,337	88,889	9,727,226

Cost of sales	3,817,000	2,520,831	6,337,831

Gross profit	5,821,337	(2,431,942)	3,389,395

Operating expense
Sales and marketing	462,057	-	462,057
General and administrative	3,686,239	469,006	4,155,245
Total operating expense	4,148,296	469,006	4,617,302
Income (loss) from operations	1,673,041	(2,900,948)	(1,227,907)
Other income (expense)
Interest expense	(247,200)	(333,209)	(580,409)
Gain (loss) on derivative liabilities	-	(15,659)	(15,659)
Total other income (expense)	(247,200)	(348,868)	(596,068)
Income (loss) from continuing operations	1,425,841	(3,249,816)	(1,823,975)
Loss from discontinued operations	(61,818)	-	(61,818)
Net loss	$ 1,364,023	(3,249,816)	$(1,885,793)

Net loss per share – basic and diluted	$ 0.05	$ (0.27)	$ (0.22)
Weighted average common shares – basic and diluted	28,225,268	19,493,703	8,731,565

(*) amounts reflect reclassifications made for discontinued operations

The impact of the correction of the above errors to the statement of cash flows is set forth below:

		Year Ended December 31, 2011
	As previously
	reported	Adjustments	As restated
Net cash used in operating activities:	$(1,223,997)	$1,520	$(1,222,477)
Net cash used in investing activities	(87,154)	-	(87,154)
Net cash provided by financing activities	1,210,334	(1,520)	1,208,814

Note 5 – Discontinued operations

In March 2012, the Company determined that it would cease all operations in Jalapenos Mexican Food restaurant and sold it to an independent third party for a gross consideration of $325,000. As a result, the Company has identified the assets and liabilities of the restaurant subsidiary as assets and liabilities of discontinued operations at December 31, 2012 and has segregated its operating results and presented them separately as a discontinued operation for the periods presented.

	Year Ended December 31,
	2012	2011
Revenues	$193,123	$662,058
Costs and expenses	(123,901)	(723,876)
Income (Loss) from operations	69,222	(61,818)
Loss on disposal of net assets	(390,697)	-
Loss from discontinued operations	$(321,475)	$(61,818)

There were no assets and liabilities associated with discontinued operations as of December 31, 2012.

Note 6 – Accounts receivable

Accounts receivable at December 31, consist of:

	2012	2011
Accounts receivable	$ 1,897,743	$4,048,946
Allowance for bad debts	(255,129)	-
	$1,642,614	$4,048,946

Bad debts expense for the years ended December 31, 2012 and 2011 amounted to $255,129 and $0, respectively.

Note 7 – Inventory

Inventory at December 31 consist of:

	2012	2011
Vending machine parts inventory	$2,498,887	$1,567,300
Vending goods inventory	78,114	64,221
	2,577,001	1,631,521
Allowance for inventory obsolescence	(540,000)	(256,500)
	$2,037,001	$1,375,021

Provision for inventory obsolescence for the years ended December 31, 2012 and 2011 amounted to $283,500 and $0, respectively.

Note 8 - Property and equipment, net

 Property and equipment at December 31 consists of:

	2012	2011
Building improvements	$ 550,907	$ 360,070
Machines on location	1,174,140	166,798
Furniture and equipment	499,656	470,033
Manufacturing equipment	1,117,632	1,117,632
Vehicles	551,253	455,373
Computer equipment and software	197,496	197,496
	4,091,084	2,767,402
Accumulated depreciation	(1,428,870)	(909,587)
	$ 2,662,214	$1,857,815

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $519,283 and $709,759, respectively.

Note 9 – Intangibles

Intangibles at December 31 consist of patents acquired or patents pending related to the following:

	2012	2011
Multimedia system and method for controlling systems	$ 2,500,000	$ 2,500,000
VMS Wireless remote	4,645,000	4,645,000
	7,145,000	7,145,000
Accumulated amortization	(2,381,667)	(1,905,334)
	$ 4,763,333	$ 5,239,666

Amortization expense for each of 2012 and 2011 amounted to $476,333.

Note 10 – Notes payable

Bank loans

On September 19, 2012, the Company entered into a loan agreement with a financial institution in the amount of $1,000,000. The loan bears annual interest of 6% and matures on September 19, 2015. The loan requires monthly principal and interest payments of $30,457 and is secured by the assets of the Company and is also guaranteed by the Company’s Chairman of the Board and a company owned by the Chairman of the Board. The loan requires the Company to maintain certain financial covenants, namely a tangible net worth of not less than $11.6 million and debt coverage ratio of not less than 2:1.  The Company was not in compliance with such covenants and is currently in default.  As of December 31, 2012, the outstanding balance on this loan amounted to $923,437.

On November 2, 2012, the Company entered into a loan agreement with a financial institution in the amount of $1,000,000 with annual interest of 6%.  The loan provided for a draw period through November 2, 2013 with interest payments due monthly through that date.  At the end of the draw period, the loan was converted into a term loan with 36 monthly interest payments of $30,457 through November 2, 2012.   The Company has drawn down $780,558 through December 31, 2012 which was all outstanding as of the same date.

Vehicle and equipment loans

The Company has various loans for vehicles and equipment subject to annual interest ranging from 5.58% to 14.64% with terms ranging from 2.5 to 6 years.

Minimum principal payments on the above loans for the next five years subsequent to December 31, 2012 are as follows:

2013	$ 494,940
2014	682,254
2015	589,752
2016	280,529
2017 and thereafter	17,770
$2,065,845

Note 11 – Convertible notes

As of December 31, 2012, the Company has outstanding convertible notes which were issued on various dates from 2008 to 2011 totaling to $1,380,249.   These notes are subject to annual interest of 10% which are payable quarterly in cash or stock and have terms averaging to 3 years.  The notes are convertible to common stock based on 75% of the average closing price for the immediate preceding 10 trading days if converted within a period  of 12 months from the issuance date; or 85% of  the average closing price for the immediate preceding 10 trading days if converted after 12 months from the issuance date up to the 24th month from the issuance date or 90%  of the average closing price for the immediate preceding 10 trading days if converted after 24 months from the issuance date.  The Company determined that the conversion feature of the notes qualified for derivative accounting.   The fair values of the embedded conversion option of the notes as determined using the Black-Scholes pricing model were recorded as a debt discount at the date of issuance and amortized over the term of the notes.  Debt discount recognized for notes issued in 2012 and 2011 amounted to $661,593 and $688,759, respectively.

Amortization of debt discount for the years ended December 31, 2012 and 2011 amounted to $544,092 and $335,326, respectively.

Convertible notes with principal amounts totaling to $605,000 were converted to common stock in 2012.  The unamortized discount on these notes as of the date of conversion amounting to $126,059 was written off to interest expense.

Certain convertible notes totaling to $228,749 were amended to extend their maturity dates for periods ranging from 1 to 2 years.  Of the total amount outstanding as of December 31, 2012, convertible notes totaling to $618,749 are past due.

A summary of the activity in convertible notes for the year ended December 31, 2012 is shown below:
Balance at January 1, 2012, net of unamortized discount	$ 949,926
Proceeds from convertible notes issued during the year	729,000
Repayments of convertible notes	(176,251)
Conversion of convertible notes	(605,000)
897,675
Less - Debt discount Add - Amortization of debt discount	(661,593) 544,092
Less – current maturities	780,174 (346,083)
$ 434,091

Future principal payments for the next five years are as follows:

2013	$ 618,749
2014	217,500
2015	519,000
2016	25,000
2017 and thereafter	-
$1,380,249

Note 12 – Related party transactions

A company, that is a major shareholder and related party, loans the Company funds to assist in its cash flow requirements. These loans are non-interest bearing and are payable on demand.  For the year ended December 31, 2012, the Company received advances from the related party amounting to $295,000 and made repayments of $253,146.  The Company converted advances of $125,000 to 125,000 Series A Convertible Preferred shares which had a fair value of $1,125,000.  The Company recognized a loss on the conversion of $1,000,000 for the year ended December 31, 2012.

The Company also pays monthly consulting fees of $11,620 to the related party effective January 1, 2012.

In 2012 and 2011, the Company issued 103,701 and 99,000 common stock warrants to the related party, respectively.   These warrants have exercise prices of $0.10 per share and terms of 3 and 5 years, respectively.   Warrant expense of $138,755 and $125,760 was recognized for the years ended December 31, 2012 and 2011, respectively.  79,000 warrants which remained outstanding as of December 31, 2012 are accounted for as derivative instruments since these were “tainted” by the convertible notes which required derivative accounting treatment (see Notes 2 and 11).

 Note 13 – Income Tax

As of December 31, 2012, we had income tax net operating loss, or NOL, carryforwards of approximately $18.4 million, and deferred income tax assets of $7.8 million which are covered by a full valuation allowance. As of December 31, 2011, we had income tax net operating loss, or NOL, carryforwards of approximately $14.2 million, and deferred income tax assets of $6 million which are fully covered by a valuation allowance.

Note 14 – Shareholders’ Equity

Preferred Stock

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

During 2012, the Company issued $125,000 Series A Convertible Preferred stock to a related party to convert debt of $125,000 (see Note 12).  The Company also converted 165,640 Series A Convertible stock to 993,842 shares of common stock.

During 2011, the Company issued $428,107 Series A Convertible Preferred stock to a related party to convert debt of $428,107.

Common Stock

The Company had the following equity transactions during 2012:

•	22,027 common shares with a fair value of $33,742 were issued as payments of interest on convertible notes.
•	100,000 common shares were issued for cash proceeds of $100,000
•	528,322 common shares were issued to convert convertible notes totaling $605,000
•	86,114 common shares with a fair value of $123,375 were issued for services
•	993,842 common shares were issued to convert 165,640 shares of Series A Convertible Preferred stock 421,266 common shares were issued for cashless exercise of warrants.
•	466,844 common shares were cancelled.

The Company had the following equity transactions during 2011:

•	Convertible notes totaling $817,122 were converted into 441,997 common shares.
•	10,324 common shares with a fair value of $9,759 were issued as payments of interest on convertible notes
•	307,510 common shares with a fair value of $307,510 were issued for services
•	5,535,165 common shares were issued for cash proceeds of $143,655.

Warrants

During 2012 and 2011, the Company issued warrants to certain officers and members of the board of directors totaling to 67,405 and 79,734, respectively which vested immediately.  These warrants have exercise prices of $0.10 per share and terms of 3 and 5 years, respectively.   The fair values of the warrants were determined to be $115,190 and $186,531, respectively.

During 2012 and 2011, the Company issued 346,500 and 362,955 common stock warrants to a related party and consultant, respectively.   These warrants vested immediately, have exercise prices of $0.10 per share and terms of 3 and 5 years, respectively.   The fair values of the warrants were determined to be $138,755 and $440,161, respectively.

The fair values of the warrants, at their respective grant dates, were determined using the Black-Scholes pricing model.  Significant assumptions used in the valuation included the following:

	2012	2011
Market value of stock on measurement date	$1.65-2.00	$1.00-2.34
Risk-free interest rate	0.41% - 0.51%	0.83% - 0.96%
Dividend yield	0%	0%
Volatility factor	95%-98%	287%-289%
Term	3 years	5 years

Warrant expense of $253,945 and $626,692 was recognized during 2012 and 2011, respectively.

A summary of the Company’s warrant activity during December 31, 2012 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2012	327,850	$0.10	5

Granted	430,360	0.10	3
Exercised	(430,360)	0.10	3
Outstanding at December 31, 2012	327,850	$0.10	4
Exercisable at December 31, 2012	327,850	$0.10	4

Note 15 – Commitments and contingencies

The Company may be involved from time to time in claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. In the opinion of management; no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on AVT’s financial position, results of operations or cash flows. AVT cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims.  There can be no assurance as to the ultimate outcome of any lawsuits and investigations.

The Company leases its office, manufacturing and warehouse from a third party for a period of 5 years from April 1, 2010.   Rent expense for the years ended December 31, 2012 and 2011 amounted to $322,049 and $260,324, respectively.

Minimum future lease payments for the next five years are as follows:

2013	$ 207,504
2014	213,840
2015	53,856
2016	-
2017 and thereafter	-
$475,200

Note 16 – Subsequent events

During January 1, 2014 to October 23, 2014, the Company issued various notes in total amount of $230,000 to third parties. These notes are subject to annual interest of 10% which are payable quarterly in cash or stock and have terms averaging to 3 years.  The notes are convertible to common stock based on 75% of the average closing price for the immediate preceding 10 trading days if converted within a period  of 12 months from the issuance date; or 85% of  the average closing price for the immediate preceding 10 trading days if converted after 12 months from the issuance date up to the 24th month from the issuance date or 90%  of the average closing price for the immediate preceding 10 trading days if converted after 24 months from the issuance date.

On September 15, 2014, the Company issued a 10% three-year notes in amount of $250,000 to a related party. The notes are convertible to common stock based on 75% of the average closing price for the immediate preceding 10 trading days if converted within a period  of 12 months from the issuance date; or 85% of  the average closing price for the immediate preceding 10 trading days if converted after 12 months from the issuance date up to the 24th month from the issuance date or 90%  of the average closing price for the immediate preceding 10 trading days if converted after 24 months from the issuance date.

During January 1, 2014 to October 23, 2014, the Company issued 485,208 shares of common stock to third parties for cash in amount of $799,850.

During January 1, 2014 to October 23, 2014, the Company issued 355,408 shares of common stock to a related party for cash in amount of $355,408.

During January 1, 2014 to October 23, 2014, the Company issued 29,669 shares of common stock for convertible note interest.

On April 15, 2014, the Company issued 5,002 shares of common stock for compensation.

On July 3, 2014, the Company issued 15,132 shares of common stock for settlement amount $35,000.

On January 31, 2014, the Company converted various notes in total amount of $200,000 into 212,089 shares of common stock.

During January 1, 2014 to October 23, 2014, the Company converted 459,219 shares of preferred stock into 2,755,314 shares of common stock.

During January 1, 2014 to October 23, 2014, the Company issued 305,000 shares of preferred stock for cash and debt forgiveness.