Form 10-K
period 2013-12-31
AVT, Inc.
filed 2014-10-27
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

AVT has the following patents issued, and patents pending:

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

Results of Operations

Revenues

We generated revenues of $6,953,820 during the fiscal year ended December 31, 2013, a decrease of $6,573,694 or 49%, as compared to $13,527,418 for the fiscal year ended December 31, 2012. This decrease in revenue was caused by decrease in manufacturing machine sales by $6,612,630.

During 2012 our top three customers accounted for over 82% of our revenue, but by 2013 those same top three accounted for 69%. To better insulate ourselves from the fluctuations of a handful of clients our plans to diversify our base of revenue and customers is taking hold. We expect that in 2014 these top three will account for approximately 55% of our total, and that our run-rate for 2015 will show even greater diversity for 2015.

Costs of Sales

For the year ended December 31, 2013, we had cost of sales of $4,872,542, a decrease of $6,473,257 or 57%, as compared to $11,345,799 for the fiscal year ended December 31, 2012.

Gross Margin

For the year ended December 31, 2013, we had gross margin of 29% as compared to 16% for the fiscal year ended December 31, 2012. The increase in gross margin in 2013 is due to driven by effective internal control.

Operating Expenses

We incurred operating expenses of $5,447,601 during the fiscal year ended December 31, 2013, a decrease of $945,753, as compared to $6,395,354 for the fiscal year ended December 31, 2012. Sales and marketing costs were $635,624 for the period ended December 31, 2013 compared to $1,098,155 for the fiscal year ended December 31, 2012. General and administrative expenses were $4,811,977 for the period ended December 31, 2013, compared to $5,297,199 for the fiscal year ended December 31, 2012, an increase of $485,222.

Other Expenses

Other expense totaled $5,290,730 during the fiscal year ended December 31, 2013, an increase of $2,558,828 from the fiscal year ended December 31, 2012. Interest expense was $1,231,821 for the period ended December 31, 2013, compared to $745,442 for the fiscal year ended December 31, 2012, an increase of $486,379. We incurred loss on derivative liability of $1,563,766 during the fiscal year ended December 31, 2013 as compared to a gain on derivative liability $664,985 in 2012.

Net Loss

As a result of the foregoing, during the fiscal year ended December 31, 2013, we recorded a net loss of $8,657,053 compared to $6,945,637 for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had $425,874 cash on hand. We believe that we have sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months. We have been able to support the cash flow demands caused by additional expenses and the reduced revenue by aggressive collection procedures to ensure no slow receivables or bad debts, and borrowed an additional $1.6 m with approximately one and half year terms to support our changes.

We had cash and equivalents of $425,874 and $1,059,708 at December 31, 2013 and December 31, 2012, respectively.

Operating Activities

During the fiscal year ended December 31, 2013, we used $1,084,685 of cash in operating activities. Non-cash adjustments included $1,256,712 related to the depreciation and amortization, $(1,563,766) related to change in derivative liability, and net changes in operating assets and liabilities of $215,508.

During the fiscal year ended December 31, 2012, we used $605,209 of cash in operating activities. Non-cash adjustments included $995,616 related to the depreciation and amortization, $664,985 related to change in derivative liability, and net changes in operating assets and liabilities of $2,219,786.

Investing Activities

During the fiscal years ended December 31, 2013 and 2012, we acquired equipment in the aggregate amount of $452,828 and $1,079,134, respectively.

Financing Activities

During the fiscal year ended December 31, 2013, financing activities provided $2,393,200. Financing activities provided $2,266,153 to us during the fiscal year ended December 31, 2012. We received $2,509,558 in proceeds from long-term notes and convertible notes.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$804,111	$-	$-	$804,111
Warrant derivative liabilities	335,389	-	-	335,389
Total	$1,139,500	$-	$-	$1,139,500

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2012

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2012	$1,955,279
Fair value of derivative liabilities at issuance	885,780
Unrealized derivative (gains) losses included in other expense	(1,563,766)
Termination of derivative liabilities	(137,793)
Balance at December 31, 2013	$1,139,500

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	December 31
	2013	2012
Market value of stock on measurement date	$1.28	$3.95
Risk-free interest rate	0.78%	0.36%
Dividend yield	0%	0%
Volatility factor	103%	120%
Term	252	252

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

On April 29, 2013, the Board of Directors of the Company terminated its independent registered public accounting firm, Stark Schenkein, LLP, (“Stark Schenkein”).

Stark Schenkein did not issue any audit reports on the Company’s financial statements.

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

Stark Schenkein has advised the Company that it did not agree with the Company’s prior accounting treatment for convertible notes with derivative instrument, beneficial conversions and other features.  The Company authorized Stark Schenkein to respond fully to inquiries of the Company’s successor accountant concerning this subject matter.

The Company has provided a copy of this disclosure to Stark Schenkein, and requested that Stark Schenkein furnish the Company with a letter, within the time periods prescribed by Item 304 (a)(3) of Regulation S-K of Securities and Exchange Act of 1934, addressed to the Securities and Exchange Commission stating whether Stark Schenkein agrees with the statements made by the Company and, if not, stating the respects in which Stark Schenkein does not agree.

A copy of Stark Schenkein’s response to this Report on Form 8- K is incorporated by reference from Exhibit 16 of Form 8-K filed on May 15, 2013.

Effective May 21, 2013, the Board of Directors of AVT, Inc., a Nevada corporation (the “Company”), approved Malone Bailey, LLP, as the Company’s primary auditor.  The Company did not consult with Malone Bailey LLP, on either: The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO")to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation. As of December 31, 2013, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2013 were not effective, based on COSO’s framework.

The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage. Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2013. In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC. This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Item 11. Executive Compensation

The following table sets forth the cash compensation paid to our officers and directors for services rendered, and to be rendered:

						Non-Equity	Nonqualified	All
Name and					Warrant /	Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Natalie Russell	2013	65,000	0	0	0	0	0	0	$65,000
Secretary, Chief Financial Officer and Director	2012	65,000	0		0	0	0	0	$65,000

James Winsor	2013	150,000	0	0	0	0	0	0	$150,000
Chief Executive Officer and Director	2012	150,000	0	0	0	0	0	0	$150,000

Employment Agreements

On January 1, 2013, we entered into a 12 month employment agreement, at a compensation rate of $65,000 annually, with Natalie Russell to serve as our Secretary, Chief Financial Officer and acting President.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.

On January 1, 2013, we entered into a 12 month employment agreement, at a compensation rate of $150,000 annually, with James Winsor to act as our Chief Executive Officer.  The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party. The agreement automatically renews for an additional 12 month term unless terminated earlier by ether party.

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

(5)           Includes 13,668,786 shares of common stock issuable upon conversion of 2,278,131shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.

(6)           Includes 103,026 shares of common stock issuable upon conversion of 17,171 shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.

(7)           Includes 103,026 shares of common stock issuable upon conversion of 17,171 shares of our Series A Convertible Preferred Stock.  Each share of our Series A Convertible Preferred may be converted into six (6) shares of our common stock.

(8)           Includes 13,1874,838 shares of common stock issuable upon conversion of 2,312,473 shares of our of our Series A Convertible Preferred Stock.

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

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Malone Bailey, LLP, as our primary auditor for the year ended December 31, 2013

Audit Fees

Malone Bailey, LLP, billed us $65,000 in audit fees during the year ended December 31, 2012.

Malone Bailey, LLP, billed us $50,000 in audit fees during the year ended December 31, 2013.

Audit-Related Fees

We did not pay any fees to Malone Bailey, LLP, for assurance and related services that are not reported under Audit Fees above, during our fiscal year ended December 31, 2013.

Tax and All Other Fees

We did not pay any fees to Malone Bailey, LLP, for tax compliance, tax advice, tax planning or other work during our fiscal year ended December 31, 2013.

Pre-Approval Policies and Procedures

With respect to the audit of our financial statements as of December 31, 2013, and for the year then ended, none of the hours expended on Malone Bailey, LLP’s engagement to audit those financial statements were attributed to work by persons other than Malone Bailey, LLP’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

READER NOTE – These financials have been provided on an Unaudited basis

Balance Sheets as of December 31, 2013 and December 31, 2012

Statements of Operations for the years ended December 31, 2013 and December 31, 2012

Statements of Changes in Shareholders' Deficit for the years ended December 31, 2013 and December 31, 2012

Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

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

Signatures	Title	Date

/s/ Shannon Illingworth Shannon Illingworth	Chairman	October 27, 2014,

/s/ James Winsor James Winsor	Chief Executive Officer Director	October 27, 2014

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	October 27, 2014

ITEM 8. STATEMENTS AND SUPPLEMENTARY DATA

AVT, INC.

This Page Is Intentionally Blank

AVT, INC
Balance Sheet

	December 31,	December 31,
Assets	2013	2012
Current Assets
Cash and cash equivalents	$376,695	$1,059,708
Accounts receivable, net	974,636	1,642,614
Inventory	1,975,032	2,037,001
Related party loan receivable	325,511	20,907
Total Current Assets	3,651,874	4,760,230
Non Current Assets
Property and equipment, net	2,592,082	2,662,214
Intangibles, net	4,885,168	4,763,333
Total Assets	$11,129,124	$12,185,777
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$351,406	$716,779
Deferred income	408,852	786,525
Current portion of notes payable	761,399	494,940
Current portion of convertible notes, net of discount of $434,966and $272,666	494,534	346,083
Derivative liabilities	1,139,500	1,955,279
Total Current Liabilities	3,155,691	4,299,606
Long-Term Liabilities
Notes payable, net of current portion	1,053,106	1,570,905
Convertible notes, net of current portion, net of discount of $228,279 and $327,409	602,842	434,091
Total Liabilities	4,811,639	6,304,602
Shareholders' Equity
Preferred stock, $.001 par value: Authorized shares: 10,000,000;	2,476	2,665
Series A convertible 3,000,000 shares authorized: Issued and outstanding - 2,476,692 and 2,665,598
Common stock, $.001 par value: Authorized shares 100,000,000;	17,156	11,724
Issued and outstanding 17,156,149 and 11,723,826
Additional paid in capital	36,759,830	27,671,710
Accumulated deficit	(30,461,977)	(21,804,924)
Total Shareholders' Equity	6,317,485	5,881,175
Total Liabilities and Shareholders’ Equity	$11,129,124	$12,185,777

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Revenue
Machine sales	$5,723,018	$12,335,552
Vending route sales	1,230,802	1,191,866
Total revenues	6,953,820	13,527,418

Cost of Sales	4,872,542	11,345,799

Gross Profit	2,081,278	2,181,619

Operating expense
Sales and marketing	635,624	1,098,155
General and administrative	4,811,977	5,297,199
Total Operating Expense	5,447,601	6,395,354
Loss from operations	(3,366,323)	(4,213,735)
Other income (expense)
Interest expense	(1,231,821)	(745,442)
Loss on debt conversion	(3,884,608)	(1,000,000)
Gain (loss) on derivative liabilities	1,563,766	(664,985)
Loss on settlement of payables	(1,738,067)	-
Total Other Income/(Expense)	(5,290,730)	(2,410,427)
Loss from continuing operations	(8,657,053)	(6,624,162)
Loss from discontinued operations	-	(321,475)

Net loss	$(8,657,053)	$(6,945,637)

Net loss per share – basic and diluted	(0.51)	(0.63)
Weighted average common shares – basic and diluted	16,848,457	11,032,466

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Shareholders’ Equity

	Preferred Stock				Common Stock				Additional		Accumulated		Total Stockholders'
	Shares		Amount		Shares		Amount		Paid In Capital		Deficit		Equity
Balance at December 31, 2011 as restated	2,706,238	-	$2,706	-	10,039,139	-	$10,040	-	$24,987,679	-	$(14,859,287)	-	$10,141,138
Common stock issued for:
Interest on notes payable	-		-		22,027		22		34,824		-		34,846
Cash	-		-		100,000		100		99,900		-		100,000
Conversion of notes payable	-		-		528,322		528		604,472		-		605,000
Shares issued for services	-		-		86,114		86		123,289		-		123,375
Warrants issued for services	-		-		-		-		253,945		-		253,945
Conversion of preferred stock	(165,640)		(166)		993,842		994		(828)		-		-
Cashless exercise of warrants	-		-		421,226		421		(421)		-		-
Preferred stock issued for: Settlement of debt	125,000		125		-		-		1,124,875		-		1,125,000
Cancellation of common stock	-		-		(466,844)		(467)		467		-		-
Settlement of derivative liability	-		-		-		-		443,508		-		443,508
Net loss	-		-		-		-		-		(6,945,637)		(6,945,637)
Balance at December 31, 2012	2,665,598	-	$2,665	-	11,723,826	-	$11,724	-	$27,671,710	-	$(21,804,924)	-	$5,881,175
Common stock issued for:
Compensation	-		-		5,965		6		13,346		-		13,352
Conversion of notes payable	-		-		103,225		103		202,897		-		203,000
Settlement of payables	-		-		1,165,600		1,166		2,761,306		-		2,762,472
Interest on notes payable	-		-		61,280		61		174,811		-		174,872
Cash	-		-		544,185		544		580,126		-		580,670
Acquisition of license	-		-		201,202		201		653,705		-		653,906
Conversion of preferred stock	(560,700)		(561)		3,364,200		3,364		(2,804)		-		-
Preferred stock issued for:
Note conversion	246,794		247		-		-		4,317,052		-		4,317,299
Cash	125,000		125		-		-		249,875		-		250,000
Cancellation of common stock	-		-		(13,334)		(13)		13		-		-
Settlement of derivative liability	-		-		-		-		137,793		-		137,793
Net loss	-		-		-		-		-		(8,657,053)		(8,657,053)
Balance at December 31, 2013	2,476,692	-	$2,476	-	17,156,149	-	$17,156	-	$36,759,830	-	$(30,461,977)	-	$6,317,486

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Operating activities:
Net loss	$(8,657,053)	$(6,945,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,256,712	995,616
Bad debts expense	255,129	255,129
Provision for inventory reserve	659,637	283,500
Loss on derivative liabilities	(1,563,766)	664,985
Common stock issued for note interest	174,872	-
Common stock issued for service	13,352	123,375
Warrant issued for service	-	253,945
Amortization of debt discount on convertible notes	828,610	544,092
Extinguishment of debt	2,762,472	-
Loss on conversion of debt	3,884,608	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	470,018	2,151,204
Inventory	(597,668)	(815,999)
Deferred income	(377,673)	786,525
Accounts payable and accrued liabilities	(193,935)	98,056
Net cash used in operating activities	(1,084,685)	(605,209)

Investing activities
Purchases of property and equipment, net	(452,828)	(1,079,134)
Proceeds from sale of discontinued operations		300,498
Net cash used in investing activities	(452,828)	(778,636)

Financing activities
Payment of related party payable advances, net	(304,604)	41,854
Proceeds from convertible notes, net	360,846	552,749
Proceeds(repayment) for note payable	(32,412)	1,571,550
Proceeds from the issuance of preferred stock	250,000	-
Proceeds from the sale stock for cash	580,670	100,000
Net cash provided by (used in) financing activities	854,500	2,266,153
		-
Net increase (decrease) in cash and cash equivalents	(683,013)	882,308
Cash, beginning of year	1,059,708	177,400
Cash, end of year	$376,695	$1,059,708

Supplemental disclosures of cash flow information:
Cash paid for interest
Non-Cash Investing & Financing Disclosure
Debt discount		$661,593
Debt converted	$203,000	$605,000
Conversion of preferred stock	$4,317,299	$125,000
Stock issued as payment of interest	$174,872	$34,868

The accompanying notes are an integral part of these financial statements.

AVT, INC
Notes To Financial Statements
For The Years Ended December 31, 2013 and 2012

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  For the years ended December 31, 2013 and 2012, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

Stock-based compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718, “Stock Based Compensation”.. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2013 and 2012.

Loss per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

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

Approximately 69% and 82% of the Company’s revenues for the years ended December 31, 2102 and 2011, respectively, were generated through transactions with its top three customers.  In addition, these top customers accounted for 73% and 80% of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$804,111	$-	$-	$804,111
Warrant derivative liabilities	335,389	-	-	335,389
Total	$1,139,500	$-	$-	$1,139,500

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2012

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2012	$1,955,279
Fair value of derivative liabilities at issuance	885,780
Unrealized derivative (gains) losses included in other expense	(1,563,766)
Termination of derivative liabilities	(137,793)
Balance at December 31, 2013	$1,139,500

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	December 31
	2013	2012
Market value of stock on measurement date	$1.28	$3.95
Risk-free interest rate	0.78%	0.36%
Dividend yield	0%	0%
Volatility factor	103%	120%
Term	252	252

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.

Note 3 – Going concern

As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations. The Company has incurred a net loss of $8,657,053 for the year ended December 31, 2013, negative operating cash flows and an accumulated deficit $30,461,977 at December 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to retain the current customers and engage with new customers.
Note 4 – Accounts receivable

Accounts receivable at December 31, consist of:

	December 31,	December 31,
	2013	2012
Accounts receivable	$ 1,229,765	$ 1,897,743
Allowance for bad debts	(255,129)	(255,129)
	$974,636	$1,642,614

Bad debts expense for the years ended December 31, 2013 and 2012 amounted to $255,129 and $255,129, respectively.

Note 5 – Inventory

Inventory at December 31 consist of:

	2013	2012
Vending machine parts inventory	$2,495,985	$2,498,887
Vending goods inventory	138,684	78,114
	2,634,669	2,577,001
Allowance for inventory obsolescence	(659,637)	(540,000)
	$1,975,032	$2,037,001

Provision for inventory obsolescence for the years ended December 31, 2013 and 2012 amounted to $659,637 and $540,000, respectively.

Note 6 - Property and equipment, net

 Property and equipment at December 31 consists of:

	December 31,	December 31,
	2013	2012
Machines on location	$ 1,594,077	$ 1,174,140
Manufacturing equipment	1,117,632	1,117,632
Furniture and equipment	499,656	499,656
Vehicles	580,336	551,253
Building improvements	600,684	550,907
Computer equipment and software	353,207	197,496
Accumulated depreciation	(2,153,511)	(1,428,870)
Total Fixed Assets	$2,662,214	$2,592,082
Deprecation Expense	$1,256,712	$995,615

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $725,220 and $519,283, respectively

Note 7 – Intangibles

Intangibles at December 31 consist of patents acquired or patents pending related to the following:

	2013	2012
Multimedia system and method for controlling systems	$2,500,000	$2,500,000
VMS Wireless remote	4,645,000	4,645,000
Utique license	653,906	-
Accumulated amortization	(2,913,738)	(2,381,667)
	$4,885,168	$4,763,333

Amortization expense for each of 2013 and 2012 amounted to $524,705 and $476,333, respectively.

Note 8 – Notes payable

Bank loans

On September 19, 2012, the Company entered into a loan agreement with a financial institution in the amount of $1,000,000. The loan bears annual interest of 6% and matures on September 19, 2015. The loan requires monthly principal and interest payments of $30,457 and is secured by the assets of the Company and is also guaranteed by the Company’s Chairman of the Board and a company owned by the Chairman of the Board. The loan requires the Company to maintain certain financial covenants, namely a tangible net worth of not less than $11.6 million and debt coverage ratio of not less than 2:1.  The Company was not in compliance with such covenants and is currently in default.  As of December 31, 2013, the outstanding balance on this loan amounted to $605,311.

On November 2, 2012, the Company entered into a loan agreement with a financial institution in the amount of $1,000,000 with annual interest of 6%.  The loan provided for a draw period through November 2, 2013 with interest payments due monthly through that date.  At the end of the draw period, the loan was converted into a term loan with 36 monthly interest payments of $30,457 through which November 2, 2012.   The Company has drawn down $974,608 through December 31, 2013 which was all outstanding as of the same date.

Vehicle and equipment loans
The Company has various loans for vehicles and equipment subject to annual interest ranging from 5.58% to 14.64% with terms ranging from 2.5 to 6 years.

Minimum principal payments on the above loans for the next five years subsequent to December 31, 2013 are as follows:

2014	761,399
2015	668,402
2016	359,286
2017	16,912
2018 and thereafter	8,506
$1,814,505

Note 9 – Convertible notes

As of December 31, 2013, the Company has outstanding convertible notes which were issued on various dates from 2008 to 2013 totaling to $1,760,621.   These notes are subject to annual interest of 10% which are payable quarterly in cash or stock and have terms averaging to 3 years.  The notes are convertible to common stock based on 75% of the average closing price for the immediate preceding 10 trading days if converted within a period  of 12 months from the issuance date; or 85% of  the average closing price for the immediate preceding 10 trading days if converted after 12 months from the issuance date up to the 24th month from the issuance date or 90%  of the average closing price for the immediate preceding 10 trading days if converted after 24 months from the issuance date.  The Company determined that the conversion feature of the notes qualified for derivative accounting.   The fair values of the embedded conversion option of the notes as determined using the Black-Scholes pricing model were recorded as a debt discount at the date of issuance and amortized over the term of the notes.  Debt discount recognized for notes issued in 2013 and 2012 amounted to $663,245 and $661,593, respectively.

Amortization of debt discount for the years ended December 31, 2012 and 2011 amounted to $822,610 and $544,092, respectively.

Convertible notes with principal amounts totaling to $203,000 were converted to common stock in 2013.

Of the total amount outstanding as of December 31, 2012, convertible notes totaling to $365,000 are past due.

A summary of the activity in convertible notes for the year ended December 31, 2013 is shown below:

Balance at January 1, 2013, net of unamortized discount	$ 780,174
Proceeds from convertible notes issued during the year	642,121
Repayments of convertible notes	(281,275)
Conversion of convertible notes	(203,000)
938,020
Less - Debt discount Add - Amortization of debt discount	(663,245) 822,610
Less – current maturities	1,097,385 (494,543)
$ 602,842

Future repayments for next five years are as follows: 360846

Repayments

2014	$864,500
2015	484,000
2016	522,121
2017	20,000
2018 and thereafter	20,000
$1,910,621

Note 10 – Related party transactions

A company, that is a major shareholder and related party, loans the Company funds to assist in its cash flow requirements. These loans are non-interest bearing and are payable on demand.

On March 13, 2013, the Company issued a $250,000 secured convertible debenture to a related party. The convertible promissory note bear interest at 10% per annum, and are convertible at the option of the holder, in whole or part, at any time from issuance date until up to twelve months from issue date, into such number of fully paid and non- assessable shares of common stock, as of such date that the holder elects to convert by (y) a number which is 75% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 12 months from the Issuance Date up to a date which is 24 months from the Issuance date a number which is 85% of the average Closing Price for the immediate preceding 10 Trading Days; or at any time from a date which is after 24 months from the Issuance Date up to the Maturity Date a number which is 90% of the average Closing Price for the immediate preceding 10 Trading Days. As of December 31, 2013, the outstanding balance on the debenture amounted is zero. During the year ended December 31, 2013, the company issued $371,794 Series A Convertible Preferred Stock to a related party for extinguish of debt in amount of  $246,794 and cash $125,000.  The related party converted 560,700 Series A preferred shares into 3,364,200 common shares.

For the year ended December 31, 2012, the Company received advances from the related party amounting to $295,000 and made repayments of $253,146.  The Company converted advances of $125,000 to 125,000 Series A Convertible Preferred shares which had a fair value of $1,125,000.  The Company recognized a loss on the conversion of $1,000,000 for the year ended December 31, 2012.

The Company also pays monthly consulting fees of $11,620 to the related party effective January 1, 2013.

In 2013 and 2012, the Company issued 0 and 103,701 common stock warrants to the related party, respectively.   These warrants have exercise prices of $0.10 per share and terms of 3 and 5 years, respectively.   Warrant expense of $0 and $138,755 was recognized for the years ended December 31, 2013 and 2012, respectively.  79,000 warrants which remained outstanding as of December 31, 2013 are accounted for as derivative instruments since these were “tainted” by the convertible notes which required derivative accounting treatment (see Notes 2 and 9).

Note 11 – Shareholders’ Equity

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

During the year ended December 31, 2012, the Company designated 10,000,000 shares of its preferred stock as Series A Convertible Preferred Stock with a par value of $0.01 per share.

During the year ended December 31, 2013, the company issued $371,794 Series A Convertible Preferred Stock to a related party for extinguish of debt in amount of  $246,794 and cash $250,000.  The related party converted 560,700 Series A preferred shares into 3,364,200 common shares

During the year ended December 31, 2012, the company issued $125,000 Series A Convertible Preferred Stock to a related party for extinguish of debt in amount of  $125,000.

Common Stock

The Company had the following equity transactions during the year ended December 31, 2013:

•	Convertible debentures totaling $203,000 and accrued interest of $0 were converted into 103,225 common shares.
•	Issued 61,280 common shares with a fair value of $174,872 to note holder for interest on convertible note.
•	Issued 5,965 common shares with a fair value of $13,352 for services.
•	Issued 1,165,600 common shares with a fair value of $2,762,472 for settlement of debt.
•	Issued 201,202 common shares with a fair value of 653,705 for the acquisition of license.
•	Converted 560,700 Series A preferred shares into 3,364,200 common shares.
•	Issued 644,185 common shares for cash in amount of 680,670.
•	Cancelled 13,334 common shares.

The Company had the following equity transactions during the year ended December 31, 2012:

•	22,027 common shares with a fair value of $33,742 were issued as payments of interest on convertible notes.
•	100,000 common shares were issued for cash proceeds of $100,000
•	528,322 common shares were issued to convert convertible notes totaling $605,000
•	86,114 common shares with a fair value of $123,375 were issued for services
•	993,842 common shares were issued to convert 165,640 shares of Series A Convertible Preferred stock 421,266 common shares were issued for cashless exercise of warrants.
•	466,844 common shares were cancelled.

Warrants

On December 31, 2011, the Company granted warrant to purchase 276,500 shares of its common stock exercisable at $0.10 per share and expire five (5) years from the date of issuance. The Company valued these warrant issued at on the date of grant using the Black-Scholes Option Pricing Model, and recorded the fair value of warrants $334,437 as of December 31, 2013.

 The following are the assumptions used for fair value of warrants valued using the Black Scholes option-pricing model:

	December 31
	2013	2012
Market value of stock on measurement date	$1.28	$1.28-3.95
Risk-free interest rate	0.88%	0.41% - 0.88%
Dividend yield	0%	0%
Volatility factor	126%	95%-126%
Term	252	252

A summary of the Company’s warrant activity during the year ended December 31, 2013 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	276,500	$0.10	4

Granted	-
Exercised	-
Canceled/forfeited/expired
Outstanding at December 31, 2013	276,500	$0.10	3
Options vested and exercisable at December 31, 2013	276,500	$0.10	3

Note 12 – Commitments and contingencies

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

The Company leases its office, manufacturing and warehouse from a third party for a period of 5 years from April 1, 2010.   Rent expense for the years ended December 31, 2013 and 2012 amounted to $207,504 and $322,049, respectively.

Minimum future lease payments for the next five years are as follows:

2014	213,840
2015	53,856
2016	-
2017
2018 and thereafter	-
$267,696

Note 13 – Subsequent events

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