Form 10-K/A
period 2013-12-31
AVT, Inc.
filed 2014-11-28
CIK 1431888

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Amendment #1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATE BY REFERENCE:  None

Explanatory Note

We are filing this amended Form 10-K/A (“Form 10-K/A”) with audited financial statements to amend our unaudited Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2014 (“Original Filing”).

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

Item 3.  Legal Proceedings

           We are not a party to any pending legal proceedings.

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

Results of Operations

Revenues

We generated revenues of $6,952,672 during the fiscal year ended December 31, 2013, a decrease of $6,574,746 or 49%, as compared to $13,527,418 for the fiscal year ended December 31, 2012. This decrease in revenue was caused by decrease in manufacturing machine sales by $6,613,682.

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

Costs of Sales

For the year ended December 31, 2013, we had cost of sales of $4,871,394, a decrease of $6,474,405 or 57%, as compared to $11,345,799 for the fiscal year ended December 31, 2012.  This is consistent with the decrease in revenues as noted above.

Gross Margin

For the year ended December 31, 2013, we had gross margin of 30% as compared to 16% for the fiscal year ended December 31, 2012. The increase in gross margin in 2013 is because the Company had lower margins in 2012 due to volume purchases made by the top two customers.

Operating Expenses

We incurred operating expenses of $5,447,601 during the fiscal year ended December 31, 2013, a decrease of $945,753, as compared to $6,395,354 for the fiscal year ended December 31, 2012. Sales and marketing costs were $635,624 for the year ended December 31, 2013 compared to $1,098,155 for the fiscal year ended December 31, 2012. General and administrative expenses were $4,811,977 for the year ended December 31, 2013, compared to $5,297,199 for the fiscal year ended December 31, 2012, a decrease of $485,222.

Other Expenses

Other expense totaled $5,222,763 during the fiscal year ended December 31, 2013, an increase of $2,812,336 from the fiscal year ended December 31, 2012. Interest expense was $1,206,253 for the period ended December 31, 2013, compared to $745,442 for the fiscal year ended December 31, 2012, an increase of $460,811. We generated a gain on derivative liabilities of $1,606,165 during the fiscal year ended December 31, 2013 as compared to a loss on derivative liabilities $664,985 in 2012.

Net Loss

As a result of the foregoing, during the fiscal year ended December 31, 2013, we recorded a net loss of $8,589,086  0compared to $6,945,637 for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had $376,695 in cash and cash equivalents. We believe that we have sufficient available cash and cash flow from operations to satisfy our working capital and capital expenditure requirements during the next 12 months. We have been able to support the cash flow demands caused by additional expenses and the reduced revenue by aggressive collection procedures to ensure no slow receivables or bad debts, and borrowed an additional $1.6 m with approximately one and half year terms to support our changes.

We had cash and equivalents of $376,695 and $1,059,708 at December 31, 2013 and December 31, 2012, respectively.

Operating Activities

During the fiscal year ended December 31, 2013, we used $1,712,224 of cash in operating activities. Non-cash adjustments included $1,256,712 related to the depreciation and amortization, $1,606,615  related to gain on derivative liability, and net changes in operating assets and liabilities of $673,609.

During the fiscal year ended December 31, 2012, we used $605,209 of cash in operating activities. Non-cash adjustments included $995,615 related to the depreciation and amortization, $664,985 related to loss on derivative liability, and net changes in operating assets and liabilities of $2,219,786.

Investing Activities

During the fiscal years ended December 31, 2013 and 2012, we acquired equipment in the aggregate amount of $626,807 and $1,079,134, respectively.

Financing Activities

During the fiscal year ended December 31, 2013, financing activities provided $1,656,018. Financing activities provided $2,266,153 to us during the fiscal year ended December 31, 2012.

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

            The Company’s financial liabilities which are measured and recorded at fair value on a recurring basis pertain only to its derivative liabilities related to the warrants and the embedded conversion options in its convertible notes.

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

On October 8, 2012, the Board of Directors approved StarkSchenkein, LLP, 3600 South Yosemite Street #600, Denver, Colorado 80237, Tel. 303-694-6700, as the Corporation’s primary auditor.

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

On April 29, 2013, the Board of Directors of the Company terminated its independent registered public accounting firm, StarkSchenkein, LLP, (“StarkSchenkein”).

StarkSchenkein did not issue any audit reports on the Company’s financial statements.

During the Company’s most recent fiscal year and any subsequent interim period preceding the termination of StarkSchenkein, there were no reportable events or disagreements with StarkSchenkein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of StarkSchenkein, would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report, except as noted in the subsequent paragraph.

StarkSchenkein has advised the Company that it did not agree with the Company’s prior accounting treatment for convertible notes with derivative instrument, beneficial conversions and other features.  The Company authorized StarkSchenkein to respond fully to inquiries of the Company’s successor accountant concerning this subject matter.

The Company has provided a copy of this disclosure to StarkSchenkein, and requested that StarkSchenkein furnish the Company with a letter, within the time periods prescribed by Item 304 (a)(3) of Regulation S-K of Securities and Exchange Act of 1934, addressed to the Securities and Exchange Commission stating whether StarkSchenkein agrees with the statements made by the Company and, if not, stating the respects in which StarkSchenkein does not agree.

A copy of StarkSchenkein’s response to this Report on Form 8- K is incorporated by reference from Exhibit 16 of Form 8-K filed on May 15, 2013.

Effective May 21, 2013, the Board of Directors of AVT, Inc., a Nevada corporation (the “Company”), approved MaloneBailey, LLP, as the Company’s primary auditor.  The Company did not consult with MaloneBailey LLP, on either: The application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements.

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

The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage. Management has concluded that these control deficiencies constitute a material weakness that continued throughout fiscal year 2013. In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC. This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned as of September 30, 2014:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)	each of our officers and directors; and
(iv)           all executive officers and directors as a group.

This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.  As at September 30, 2014, there were 20,951,621 shares of our common stock issued and outstanding.

Title Of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage Of Class

Common Stock	Natalie Russell (2)(6)	158,776	(1)

Common Stock	James Winsor (2)(7)	170,312	(1)

Common Stock	Worth, Inc. (3)(4)(5)	13,762,645	65.7%

Common Stock	Shannon Illingworth	47,104	(1)

Common Stock	All Directors and Officers as a Group (8)	14,138,837	67.5%

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

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected MaloneBailey, LLP, as our primary auditor for the year ended December 31, 2013

Audit Fees

MaloneBailey, LLP, billed us $85,000 in audit fees during the year ended December 31, 2012.

MaloneBailey, LLP, billed us $90,000 in audit fees during the year ended December 31, 2013.

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

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and December 31, 2012

Statements of Changes in Shareholders' Deficit for the years ended December 31, 2013 and December 31, 2012

Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Incorporated by Reference	Filing	Filed with
Exhibits	#	Form Type	Date	This Report

Certificate of Incorporation filed with the Secretary of State of Delaware on February 25, 1969.	3.1	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on December 16, 1985.	3.2	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on March 5, 1987.	3.3	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on February 11, 1991.	3.4	10	8/14/2008

Certificate of Renewal filed with the Secretary of State of Delaware on January 14, 2005.	3.5	10	8/14/2008

Certificate of Amendment filed with the Secretary of State of Delaware on September 22, 2005.	3.6	10	8/14/2008

Amended and Restated Certificate of Amendment of Incorporation filed with the Secretary of State of Delaware on April 28, 2006.	3.7	10	8/14/2008

Articles of Incorporation filed with the Nevada Secretary of State on September 24, 2007.	3.8	10	8/14/2008

Certificate of Amendment filed with the Nevada Secretary of State on November 30, 2007.	3.9	10	8/14/2008

Agreement and Plan of Merger dated December 3, 2007 by and between Automated Vending Technologies, Inc. and AVT, Inc.	3.10	10/A-1	2/24/2009

Certificate of Merger filed with the Secretary of State of Delaware on December 11, 2007.	3.11	10	8/14/2008

Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 5, 2008.	3.12	10	8/14/2008

Amended and Restated Bylaws dated March 12, 2008.	3.12	10	8/14/2008

Employment Agreement effective as of January 1, 2012 by and between AVT, Inc. and Natalie Russell.	10.1	10-K	10/27/2014

Employment Agreement effective January 1, 2012, by and between AVT, Inc. and James Winsor.	10.2	10-K	10/27/2014

Employment Agreement effective as of January 1, 2013, by and between AVT, Inc. and Natalie Russell.	10.3	10-K	10/27/2014

Employment Agreement effective January 1, 2013, by and between AVT, Inc. and James Winsor.	10.4	10-K	10/27/2014

Code of Ethics	14.1	10	8/14/2008

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.2			X

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Shannon Illingworth Shannon Illingworth	Chairman	November 21, 2014

/s/ James Winsor James Winsor	Chief Executive Officer Director	November 21, 2014

/s/ Natalie Russell Natalie Russell	Chief Financial Officer Principal Accounting Officer Secretary Director	November 21, 2014

ITEM 8. STATEMENTS AND SUPPLEMENTARY DATA

AVT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AVT, Inc.
Corona, California

We have audited the accompanying balance sheets of AVT, Inc.  as of December 31, 2013 and 2012 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of AVT, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

November 21, 2014

AVT, INC
Balance Sheets

	December 31,	December 31,
Assets	2013	2012
Current Assets
Cash and cash equivalents	$ 376,695	$ 1,059,708
Accounts receivable, net	974,636	1,642,614
Related party loan receivable	325,511	20,907
Inventory, net	1,975,032	2,037,001
Total Current Assets	3,651,874	4,760,230
Non Current Assets
Property and equipment, net	2,592,082	2,662,214
Intangibles, net	4,885,168	4,763,333
Total Assets	$11,129,124	$12,185,777
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 351,406	$ 716,779
Deferred income	408,852	786,525
Current portion of notes payable	1,397,083	1,418,377
Current portion of convertible notes, net of discount of $338,373 and $272,666	591,127	346,083
Derivative liabilities	807,058	1,955,279
Total Current Liabilities	3,555,526	5,223,043
Long-Term Liabilities
Notes payable, net of current portion	417,422	647,468
Convertible notes, net of current portion, net of discount of $60,397 and $327,409	770,724	434,091
Total Liabilities	4,743,672	6,304,602
Shareholders' Equity
Preferred stock, $.001 par value: Authorized shares: 10,000,000;
Series A convertible 3,000,000 shares authorized: Issued and outstanding - 2,476,692 and 2,665,598	2,476	2,665
Common stock, $.001 par value: Authorized shares 100,000,000;
Issued and outstanding 17,156,149 and 11,723,826	17,156	11,724
Additional paid in capital	36,759,830	27,671,710
Accumulated deficit	(30,394,010)	(21,804,924)
Total shareholders' equity	6,385,452	5,881,175
Total Liabilities and Shareholders’ Equity	$11,129,124	$12,185,777

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Revenue
Machine sales	$ 5,721,870	$12,335,552
Vending route sales	1,230,802	1,191,866
Total revenues	6,952,672	13,527,418
Cost of sales	4,871,394	11,345,799
Gross profit	2,081,278	2,181,619
Operating expenses
Sales and marketing	635,624	1,098,155
General and administrative	4,811,977	5,297,199
Total operating expenses	5,447,601	6,395,354
Loss from operations	(3,366,323)	(4,213,735)
Other income (expense)
Interest expense	(1,206,253)	(745,442)
Loss on debt conversion	(3,884,608)	(1,000,000)
Gain (loss) on derivative liabilities	1,606,165	(664,985)
Loss on settlement of liabilities	(1,738,067)	-
Total Other Income/(Expense)	(5,222,763)	(2,410,427)
Loss from continuing operations		(6,624,162)
Loss from discontinued operations	-	(321,475)
Net loss	$ (8,589,086)	$ (6,945,637)

Net loss per share – basic and diluted	$ (0.57)	$ (0.63)
Weighted average common shares – basic and diluted	14,977,492	11,032,466

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Shareholders’ Equity

	Preferred Stock				Common Stock		Additional	Accumulated
	Shares		Amount		Shares	Amount	Paid In Capital	Deficit	Total
Balance at December 31, 2011	2,706,238		$ 2,706		10,039,139	$ 10,040	$ 24,987,679	$ (14,859,287)	$ 10,141,138
Common stock issued for:
Interest on notes payable	-		-		22,027	22	34,824	-	34,846
Cash	-		-		100,000	100	99,900	-	100,000
Conversion of notes payable	-		-		528,322	528	604,472	-	605,000
Services	-		-		86,114	86	123,289	-	123,375
Conversion of preferred stock	(165,640)		(166)		993,842	994	(828)	-	-
Cashless exercise of warrants	-		-		421,226	421	(421)	-	-
Warrants issued for services	-		-		-	-	253,945	-	253,945
Preferred stock issued for settlement of debt	125,000		125		-	-	1,124,875	-	1,125,000
Cancellation of common stock	-		-		(466,844)	(467)	467	-	-
Settlement of derivative liability	-		-		-	-	443,508	-	443,508
Net loss	-		-		-	-	-	(6,945,637)	(6,945,637)
Balance at December 31, 2012	2,665,598		$2,665		11,723,826	$11,724	27,671,710	$(21,804,924)	$5,881,175
Common stock issued for:
Interest on notes payable	-		-		61,280	61	174,810	-	174,871
Cash	-		-		544,185	544	580,126	-	580,670
Conversion of notes payable	-		-		103,225	103	202,897	-	203,000
Services	-		-		5,965	6	13,346	-	13,352
Conversion of preferred stock	(560,700)		(561)		3,364,200	3,364	(2,803)	-	-
Settlement of liabilities	-		-		1,165,600	1,166	2,761,306	-	2,762,472
Acquisition of license	-		-		201,202	201	653,705	-	653,906
Preferred stock issued for:
Conversion of related party debt	246,794		247		-	-	4,317,052	-	4,317,299
Cash	125,000		125		-	-	249,875	-	250,000
Cancellation of common stock	-		-		(13,334)	(13)	13	-	-
Settlement of derivative liability	-		-		-	-	137,793	-	137,793
Net loss	-		-		-	-	-	(8,589,086)	(8,589,086)
Balance at December 31, 2013	2,476,692	-	$2,476	-	17,156,149	$17,156	36,759,830	$(30,394,010)	$6,385,452

The accompanying notes are an integral part of these financial statements.

AVT, INC
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Operating activities:
Net loss	$ (8,589,086)	$(6,945,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,256,712	995,616
Bad debts expense	-	255,129
Provision for inventory reserve	119,637	283,500
(Gain) loss on derivative liabilities	(1,606,165)	664,985
Common stock issued for services	13,352	123,375
Warrant expense	-	253,945
Amortization of debt discount on convertible notes	797,042	544,092
Loss on settlement of liabilities	1,738,067	-
Loss on conversion of debt	3,884,608	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	667,978	2,151,204
Inventory	(57,668)	(815,999)
Deferred income	(377,673)	786,525
Accounts payable and accrued liabilities	440,972	98,056
Net cash used in operating activities	(1,712,224)	(605,209)

Investing activities
Proceeds from sale of discontinued operations	-	300,498
Purchases of property and equipment, net	(626,807)	(1,079,134)
Net cash used in investing activities	(626,807)	(778,636)

Financing activities
Proceeds from (payments of) related party advances, net	521,017	41,854
Proceeds from notes payable	219,442	1,780,558
Repayments of notes payable	(498,483)	(209,008)
Proceeds from convertible notes	652,121	729,000
Repayments of convertible notes	(68,749)	(176,251)
Proceeds from the sale of preferred stock for cash	250,000	-
Proceeds from the sale of stock for cash	580,670	100,000
Net cash provided by (used in) financing activities	1,656,018	2,266,153

Net increase (decrease) in cash and cash equivalents	(683,013)	882,308
Cash, beginning of year	1,059,708	177,400
Cash, end of year	$ 376,695	$ 1,059,708

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 384,737	$ 194,774
Cash paid for income taxes		-
Non-cash investing and financing information
Property and equipment additions financed through notes	$ 27,701	$ 244,548
Conversion of debt to common stock	203,000	605,000
Conversion of related party debt to preferred stock	432,691	125,000
Debt discount	595,737	661,593
Stock issued as payment of interest	174,871	34,846
Stock issued for settlement of liabilities	1,024,405	-
Stock issued to acquire a license	653,906	-
Stock issued due to conversion of preferred stock	3,364	994
Cashless exercise of warrants	-	421
Cancellation of common stock	13	467
Reclass from related party advances to accounts payable	392,930	-
Settlement of derivative liability	137,793	443,508

The accompanying notes are an integral part of these financial statements.

AVT, INC
Notes To Financial Statements
For The Years Ended December 31, 2013 and 2012

Note 1 – Nature of the Business

AVT, Inc. (the “Company”, “AVT, “we” or “our”) was originally founded as a vending route company and this “boots-on-the-ground” knowledge and network is key to AVT’s transformation to a leader in the automated retailing industry. The Company spent several years designing their own proprietary systems, which are now patented and patent pending, to provide a superior customer experience.  AVT’s goal is to lead the retailing revolution by designing systems that enable retailers to increase customer convenience, sell more products, reduce labor, cut theft, control inventory, and improve revenues.

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

Accounts receivable

Accounts receivable are reported at their outstanding unpaid balances. The Company estimates doubtful accounts for accounts receivable based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends.  The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts.  The Company offers extended payment terms to certain customers for equipment sales.

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

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment".  ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  During 2013 and 2012, the Company did not deem any of its long-lived assets to be impaired and thus no impairment losses were recorded.

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

Loss per share

Basic loss per share is computed by dividing loss available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Basic loss per share takes into account only the actual number of outstanding common shares during the period.  Diluted loss per share take into effect the common shares actually outstanding and the impact of convertible securities, stock options, stock warrants and their equivalents.   For the years ended December 31, 2013 and 2012, common stock equivalents were not included in the computation of diluted loss per share because the effect would have been anti-diluted due to the net loss incurred for these years.

Concentration of credit risk

Cash is maintained in bank accounts which, at times, may exceed insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Approximately 67% and 82% of the Company’s revenues, from machine sales, for the years ended December 31, 2013 and 2012, respectively, were generated through transactions with its top three customers.  In addition, these top customers accounted for 74% and 80% of the Company’s accounts receivable balance at December 31, 2013 and 2012, respectively.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and debt approximate their fair values because of the short-term nature of these instruments. Long-term notes and convertible notes approximate fair value since the related rates of interest approximate current market rates.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$471,669	$-	$-	$471,669
Warrant derivative liabilities	335,389	-	-	335,389
	$807,058	$-	$-	$807,058

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2012	$1,955,279
Fair value of derivative liabilities at issuance	595,737
Unrealized derivative (gains) losses included in other expense	(1,606,165)
Termination of derivative liabilities	(137,793)
Balance at December 31, 2013	$807,058

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the statements of operations.

The following are the assumptions used for derivative instruments valued using the Black Scholes option pricing model:

	December 31
	2013	2012
Market value of stock on measurement date	$1.28	$3.95
Risk-free interest rate	0.77%-0.78%	0.36%-0.52%
Dividend yield	0%	0%
Volatility factor	105%-220%	96%-259%
Term	0-3.0 years	0-4.0 years

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.

Note 3 – Going concern

As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations. The Company has incurred a net loss of $8,657,053 during 2013, negative operating cash flows and an accumulated deficit $30,461,977 at December 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to retain the current customers and engage with new customers.

Note 4 – Accounts receivable

Accounts receivable at December 31, consist of:

	2013	2012

Accounts receivable	$ 1,229,765	$ 1,897,743
Allowance for bad debts	(255,129)	(255,129)
	$ 974,636	$1,642,614

Bad debts expense during 2013 and 2012 was $0 and $255,129, respectively.

Note 5 – Inventory

Inventory at December 31 consist of:

	2013	2012

Vending machine parts inventory	$2,495,985	$2,498,887
Vending goods inventory	138,684	78,114
	2,634,669	2,577,001
Allowance for inventory obsolescence	(659,637)	(540,000)
	$1,975,032	$2,037,001

Provisions for inventory obsolescence during 2013 and 2012 were $119,637 and $283,500, respectively.

Note 6 - Property and equipment, net

 Property and equipment at December 31 consists of:

	2013	2012

Building improvements	$ 600,684	$ 550,907
Machines on location	1,594,077	1,174,140
Manufacturing equipment	1,117,632	1,117,632
Furniture and equipment	499,656	499,656
Vehicles	580,337	551,253
Computer equipment and software	353,207	197,496
	4,745,593	4,091,084
Accumulated depreciation	(2,153,511)	(1,428,870)
Total Fixed Assets	$ 2,592,082	$ 2,662,214

Depreciation expense during 2013 and 2012 was $724,641 and $519,283, respectively

Note 7 – Intangibles

Intangibles at December 31 consist of patents acquired or patents pending related to the following:

	2013	2012

Multimedia system and method for controlling systems	$ 2,500,000	$ 2,500,000
VMS Wireless remote	4,645,000	4,645,000
Utique license	653,906	-
	7,798,906	7,145,000
Accumulated amortization	(2,913,738)	(2,381,667)
	$ 4,885,168	$ 4,763,333

In 2013, the Company entered into a license agreement with Utique, Inc. for the exclusive right to use the latter’s intellectual property for a period of 10 years in exchange for the Company’s issuance of 201,202 common shares with a fair value of $653,906.  The license agreement requires the Company to pay Utique, Inc. to pay license fees/royalty as a percentage of gross receipts realized by the Company.   Royalty rates range from 2% to 2.8% for the first five years and 3% for years 6 to 10.

Amortization expense for the years ended December 31, 2013 and 2012 amounted to $532,071 and $476,333, respectively.

Note 8 – Notes payable

Bank loans

On September 19, 2012, the Company borrowed $1,000,000 from a financial institution. The loan bears annual interest of 6% and matures on September 19, 2015. The loan requires monthly principal and interest payments of $30,457 and is secured by the assets of the Company and is also guaranteed by the Company’s Chairman of the Board and a company owned by the Chairman of the Board. The loan requires the Company to maintain certain financial covenants, namely a tangible net worth of not less than $11.6 million and debt coverage ratio of not less than 2:1.  The Company was not in compliance with such covenants and is currently in default.  As of December 31, 2013, the outstanding balance on this loan was $605,311 which is all included in current notes payable .

On November 2, 2012, the Company entered into a loan agreement with a financial institution for $1,000,000 with annual interest of 6%.  The loan provided for a draw period through November 2, 2013 with interest payments due monthly through that date.  At the end of the draw period, the loan was converted into a term loan with 36 monthly interest payments of $30,457 through which November 2, 2012.   The Company has drawn down $219,442 and $780,558 in 2013 and 2012, respectively. As of December 31, 2013, the outstanding balance on this loan was $974,608.

Vehicle and equipment loans

The Company has various loans for vehicles and equipment subject to annual interest ranging from 1.9% to 14.64% with terms ranging from 2.5 to 6 years. As of December 31, 2013, the outstanding balance on vehicle and equipment loans amounted to $234,586.

Minimum principal payments on the above loans for the next five years subsequent to December 31, 2013 are as follows:

2014	$ 791,772
2015	642,752
2016	354,098
2017	17,436
2018 and thereafter	8,447
$ 1,814,505

Note 9 – Convertible notes

As of December 31, 2013, the Company has outstanding convertible notes which were issued on various dates from 2008 to 2013 totaling to $1,760,621.   These notes are subject to annual interest of 10% which are payable quarterly in cash or stock and have terms averaging to 3 years.  The notes are convertible to common stock based on 75% of the average closing price for the immediate preceding 10 trading days if converted within a period of 12 months from the issuance date; or 85% of  the average closing price for the immediate preceding 10 trading days if converted after 12 months from the issuance date up to the 24th month from the issuance date or 90%  of the average closing price for the immediate preceding 10 trading days if converted after 24 months from the issuance date.  The Company determined that the conversion feature of the notes qualified for derivative accounting. The fair values of the embedded conversion option of the notes as determined using the Black-Scholes pricing model were recorded as a debt discount at the date of issuance and amortized over the term of the notes.  Debt discount recognized for notes issued in 2013 and 2012 amounted to $595,737 and $661,593, respectively.

Amortization of debt discount during 2013 and 2012 amounted to $822,610 and $544,092, respectively.

Convertible notes with principal amounts totaling to $203,000 were converted to common stock in 2013.  The unamortized discount on these notes as of the date of conversion amounting to $219,955 was written off to interest expense.

Of the total amount outstanding as of December 31, 2013, convertible notes totaling to $425,000 are past due.

A summary of the activity in convertible notes during 2013 is shown below:

Balance at January 1, 2012, net of unamortized discount	$ 780,174
Proceeds from convertible notes issued during the year	652,121
Repayments of convertible notes	(68,749)
Conversion of convertible notes	(203,000)
1,160,546
Less - Debt discount Add - Amortization of debt discount	(595,737) 797,042
Less – current maturities	1,361,851 (591,127)
$ 770,724

Future principal payments for the next five years are as follows:

2014	$ 929,500
2015	414,000
2016	417,121
$ 1,760,621

Note 10 – Related party transactions

A company, that is a major shareholder and related party, loans the Company funds to assist in its cash flow requirements. These loans are non-interest bearing and are payable on demand.  During 2013, the Company received advances from the related party amounting to $505,280 and made repayments of $627,193.  The Company also issued a $250,000 secured convertible note which bore interest of 10% and a term of 3 years. The note is convertible to common stock based on 75% of the average closing price for the immediate preceding 10 trading days if converted within a period  of 12 months from the issuance date; or 85% of  the average closing price for the immediate preceding 10 trading days if converted after 12 months from the issuance date up to the 24th month from the issuance date or 90%  of the average closing price for the immediate preceding 10 trading days if converted after 24 months from the issuance date.

During 2013, the Company converted the convertible note above and related advances of $182,691 to 246,794 Series A Convertible Preferred shares which had a fair value of $4,317,299.  The Company recognized a loss on the conversion of $3,884,608 for the year ended December 31, 2013.

The Company also pays monthly consulting fees of $11,620 to the related party effective January 1, 2012.

As of December 31, 2013, the Company has an outstanding loan receivable from the related party of $325,511.

Note 11 – Income Taxes

AVT uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2012, AVT incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,500,000 at December 31, 2013, and will expire in the years 2027 through 2033.

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012

Net operating losses	$7,100,000	$6,100,000
Less: valuation allowance	(7,100,000)	(6,100,000)

Net deferred tax asset	$0	$0

Note 12 – Shareholders’ Equity

Preferred Stock

During 2013, the Company issued 246,794 Series A Convertible Preferred stock to a related party to convert debt of $432,691 (see Note 10).  The Company also sold to the same related party 125,000 Series A Convertible Preferred stock for cash for total proceeds of $250,000.  Likewise, the related party converted 560,700 Series A Convertible Preferred stock into 3,364,200 common stock.

During 2012, the Company issued $125,000 Series A Convertible Preferred stock to a related party to convert debt of $125,000 (see Note 12).  The related party also converted 165,640 Series A Preferred stock to 993,842 common stock.

Common Stock

The Company had the following equity transactions during 2013:

•	61,280 common shares with a fair value of $174,872 were issued as payments of interest on convertible notes.
•	544,185 common shares were issued for cash proceeds of $580,670
•	103,225 common shares were issued to convert convertible notes totaling $203,000
•	5,965 common shares with a fair value of $13,352 were issued for services
•	3,364,200 common shares were issued to convert 560,700 shares of Series A Convertible Preferred stock
•	1,165,600 common shares were issued to settle liabilities amounting to $1,024,405. A loss on settlement of liabilities of $1,738,067 was recognized for the year ended December 31, 2013
•	201,202 common shares with a fair value of $653,906 were issued to acquire a license
•	13,334 common shares were cancelled.

The Company had the following equity transactions during 2012:

•	22,027 common shares with a fair value of $34,846 were issued as payments of interest on convertible notes.
•	100,000 common shares were issued for cash proceeds of $100,000
•	528,322 common shares were issued to convert convertible notes totaling $605,000
•	86,114 common shares with a fair value of $123,375 were issued for services
•	993,842 common shares were issued to convert 165,640 shares of Series A Convertible Preferred stock 421,266 common shares were issued for cashless exercise of warrants.
•	466,844 common shares were cancelled.

Warrants

A summary of the Company’s warrant activity during  2013 and 2012 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2011	-	$-	-
Granted	426,234	0.10	5
Exercised	(98,384)
Cancelled/forfeited/expired	-
Outstanding at December 31, 2012	327,850	$0.10	5
Granted	430,360	0.10	3
Exercised	(103,701)	-	-
Canceled/forfeited/expired	(326,659)	-	-
Outstanding and exercisable at December 31, 2013	327,850	$0.10	3

Note 13 – Commitments and contingencies

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

The Company leases its office, manufacturing and warehouse from a third party for a period of 5 years from April 1, 2010.   Rent expense for the years ended December 31, 2013 and 2012 amounted to $260,751 and $322,049, respectively.

Minimum future lease payments are as follows:

2014	$ 213,840
2015	53,856
$267,696

Note 14 – Subsequent events

Debt financing

On various dates from January through October 2014, the Company issued various notes in total amount of $42,500 to third parties. These notes are subject to annual interest of 10% which are payable quarterly in cash or stock and have terms averaging to 3 years.

On February 25, 2014, the Company issued a 10% three-year note in amount of $250,000 to a related party.

On September 15, 2014, the Company issued a 10% one year note in amount of $215,054 with an original 7% issue discount (net proceeds to Company were $200,000) to a third party. The note is convertible to common stock based on the lowest of (i) $1.75, or (ii) 75% of the arithmetic average of the volume weighted average price of on the trading day immediately prior to the applicable Conversion Date, or (iii) 75% of the lowest daily trading price of the Common Stock as quoted by Bloomberg LP. during the 10 consecutive trading days period ending on the trading day immediately prior to the applicable conversion date.

Issuances of common stock

•	On various dates from January through November 2014, the Company issued 382,858 common shares to third parties for cash of $707,500.

•	On various dates from January through November 2014, the Company issued 714,479 common shares to a related party for $714,479 in cash.

•	On various dates from January through November 2014, the Company issued 34,472 common shares for convertible note interest.

•	On April 15, 2014, the Company issued 5,002 common shares for compensation.

•	On July 3, 2014, the Company issued 15,132 common shares for a settlement amount of $35,000.

•	On January 31, 2014, the Company converted various notes totaling $200,000 into 212,089 common shares.

•	On various dates from January through November 2014, the Company converted 459,219 shares of preferred stock into 2,755,314 common shares.

•	On various dates from January through November 2014, the Company issued 305,000 shares of preferred stock for cash and debt forgiveness.

•	On various dates from January through November 2014, the Company cancelled 334,709 common stock shares.